Form 10-Q
period 1996-03-31
DECISIONONE HOLDINGS CORP
filed 1996-05-17
CIK 1007588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         -----   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 31, 1996
                               --------------------------------------------

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
         -----   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                                ---------------       ----------------------

                       Commission File Number   0-28090
                                             ------------


                           DECISIONONE HOLDINGS CORP.
        --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-3435409
- - ----------------------------------------------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

   50 East Swedesford Road, Frazer, Pennsylvania                  19355
- - ----------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (610) 296-6000
                                                   -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes        No    x
                                                  -----      -----

As of May 13, 1996 registrant had 18,700,791 shares of its Common Stock outstanding.

                           DECISIONONE HOLDINGS CORP.

  FORM 10-Q                                                        MAY 17, 1996

                                    CONTENTS


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets                      3
                 March 31, 1996 (unaudited) and June 30, 1995

                 Condensed Consolidated Statements of                       4
                 Operations - Three and Nine Months Ended
                 March 31, 1996 and 1995 (unaudited)

                 Condensed Consolidated Statements of                       5
                 Cash Flows - Nine Months Ended
                 March 31, 1996 and 1995 (unaudited)

                 Notes to Condensed Consolidated                            6-7
                 Financial Statements (unaudited)

     Item 2.     Management's Discussion and Analysis                       8-10
                 of Financial Condition and
                 Results of Operations

PART II. OTHER INFORMATION                                                  11


                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 (unaudited)                   (audited)
                                                                            Pro Forma
                                                         March 31,          March 31,           June 30,
                                                           1996               1996                1995
                                                       -------------      -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                $5,389             $5,389             $2,659
   Accounts receivable, net                                 92,468             92,468             27,758
   Inventories, net                                         31,099             31,099              4,024
   Prepaid expenses and other assets                         3,741              3,741                763
   Deferred tax asset                                        5,277              5,277              8,503
                                                      -------------      -------------       ------------
         Total current assets                              137,974            137,974             43,707

Repairable parts, net                                      132,543            132,543             27,360
Property and equipment, net                                 32,577             32,577              4,429
Deferred tax asset, net                                     28,969             28,969             25,011
Intangibles, net and other assets                          164,512            164,512             35,046
                                                      -------------      -------------       ------------
         Total assets                                     $496,575           $496,575           $135,553
                                                      =============      =============       ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                  $100,315            $94,764            $34,241
   Deferred revenues                                        41,918             41,918             40,222
   Income taxes payable                                      4,559              4,559              1,648
   Current portion of long-term debt                        58,354              3,354             19,414
                                                      -------------      -------------       ------------
         Total current liabilities                         205,146            144,595             95,525

Long-term debt                                             210,395            168,695              6,157
Other liabilities                                           12,153             12,153             12,383
Redeemable preferred stock                                  39,038              -                  6,811

Stockholders' equity:
   Common stock                                                 95                270                 89
   Additional paid-in capital                              112,305            255,414            107,991
   Accumulated deficit                                     (81,512)           (83,507)           (92,378)
   Foreign currency translation adjustment                     660                660                680
   Pension liability adjustment                             (1,705)            (1,705)            (1,705)
                                                      -------------      -------------       ------------
         Total stockholders' equity                         29,843            171,132             14,677
                                                      -------------      -------------       ------------
         Total liabilities and stockholders' equity       $496,575           $496,575           $135,553
                                                      =============      =============       ============





See notes to condensed consolidated financial statements

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                  (UNAUDITED)



                                                       Three Months Ended                Nine Months Ended
                                                             March 31,                         March 31,
                                                  ----------------------------      -----------------------------
                                                       1996            1995              1996            1995
                                                  -------------    -----------      -------------    ------------

Revenues                                            $172,673         $41,660          $369,167        $115,434

Cost of revenues                                     129,962          28,415           272,708          80,634
                                                  -----------     -----------      ------------     -----------
         Gross profit                                 42,711          13,245            96,459          34,800

Operating expenses:
   Selling, general and administrative expenses       22,303           5,438            49,519          16,499
   Amortization and write-off of intangibles           4,872           1,645            10,617           4,488
   Restructuring charge                                 -               -                7,000            -
                                                  -----------     -----------      ------------     -----------
         Total operating expenses                     27,175           7,083            67,136          20,987
                                                  -----------     -----------      ------------     -----------
         Operating income                             15,536           6,162            29,323          13,813

Interest expense                                       5,801             686            11,220           1,851
                                                  -----------     -----------      ------------     -----------
         Income before income taxes                    9,735           5,476            18,103          11,962

Provision for income taxes                             3,893             816             7,237           1,783
                                                  -----------     -----------      ------------     -----------
         Net income                                   $5,842          $4,660           $10,866         $10,179
                                                  ===========     ===========      ============     ===========



Net income per common share:
   Primary                                             $0.25           $0.20             $0.46           $0.45
   Fully diluted                                       $0.25           $0.20             $0.46           $0.44


Weighted average shares outstanding:
   Primary                                            23,469          22,819            23,424          22,864
   Fully diluted                                      23,527          23,125            23,483          23,173

Supplementary Data:

Supplementary income per common share:
   Primary                                             $0.24                             $0.49
   Fully diluted                                       $0.24                             $0.49

Supplementary weighted average shares outstanding:
   Primary                                            29,769                            27,181
   Fully diluted                                      29,827                            27,240





See notes to condensed consolidated financial statements

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Nine Months Ended March 31,
                                                                ------------------------------------
                                                                       1996               1995
                                                                -----------------    ---------------
Operating Activities:
   Net income                                                         $10,866           $10,179
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                    39,245            11,490
      Provision (recovery of loss) on accounts receivable               2,823              -
      Provision for inventory obsolescence                              1,187               755
      Changes in operating assets and liabilities, net of
         effects from companies acquired which provided
         (used) cash:
         Accounts receivable                                           (1,106)          (12,424)
         Inventories                                                   (3,890)            2,844
         Accounts payable, accrued expenses and
            deferred revenues                                         (14,959)            6,987
         Net changes in other assets and liabilities                    1,323               146
                                                                   -----------       -----------
               Net cash provided by operating activities               35,489            19,977
                                                                   -----------       -----------

Investing Activities:
   Capital expenditures, net of retirements                            (3,331)             (881)
   Repairable parts purchases                                         (31,715)           (5,909)
   Purchase of companies                                             (273,725)          (29,736)
                                                                   -----------       -----------
               Net cash used in investing activities                 (308,771)          (36,526)
                                                                   -----------       -----------

Financing Activities:
   Proceeds from issuance of preferred stock                           31,392              -
   Proceeds from issuance of subordinated debentures                   30,000              -
   Proceeds from stock options exercised                                  101              -
   Proceeds from issuance of common stock                               1,530              -
   Proceeds from issuance of warrants                                     126              -
   Proceeds from borrowings                                           260,945            25,000
   Payments on borrowings                                             (48,062)           (9,271)
                                                                   -----------       -----------
               Net cash provided by financing activities              276,032            15,729
                                                                   -----------       -----------

Effect of exchange rate changes on cash                                   (20)              230
                                                                   -----------       -----------
Net increase (decrease) in cash and cash equivalents                    2,730              (590)
Cash and cash equivalents, beginning of period                          2,659               978
                                                                   -----------       -----------
Cash and cash equivalents, end of period                               $5,389              $388
                                                                   ===========       ===========




See notes to condensed consolidated financial statements

                           DECISIONONE HOLDINGS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the audited historical consolidated financial statements of the Company and notes thereto filed with the Company's Registration Statement on Form S-1, as amended, dated April 3, 1996, Registration Number 333-1256 (the "Registration Statement").

NOTE 2:   INCOME PER COMMON SHARE AND SUPPLEMENTARY DATA

Primary income per common share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed on the applicable outstanding options and warrants using the average price for the period under the treasury stock method. For the three and nine month periods ended March 31, 1996 and 1995, the effect upon the primary income per share of common stock equivalents was dilutive and is included in the computations.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, primary income per share, presented in connection with the Company's initial public offering (the "Offering") also includes amounts computed on options and warrants issued within twelve months of the filing date as if they were outstanding for all periods presented, even when the result is anti-dilutive, using the treasury stock method and the assumed Offering price. Additionally, the computation of primary income per common share includes the conversion of all preferred stock, which automatically converted to shares of common stock as of the closing of the Offering, as if they were outstanding for all periods presented, even when the result is anti-dilutive.

The fully diluted income per common share computation assumes common stock equivalents are computed on the applicable outstanding options and warrants using the end of the period price under the treasury stock method.

The supplementary primary and fully diluted income per common share data gives effect to the Offering and recapitalization and the assumed use of principally all of the proceeds from the Company's sale of 6.3 million shares of common stock therefrom to reduce by approximately $70 million the outstanding amount of the Company's Senior Bank Term Loan due September 30, 2000 (the "1995 Term Loan") and to repay the $30 million face amount of the Company's subordinated debentures due October 20, 2001 (the "Affiliate

Notes"). For the three and nine months ended March 31, 1996, the above transactions are assumed to have occurred as of January 1, 1996 and October 20, 1995, the date of the related debt transactions, respectively. The supplementary weighted average number of common and common equivalent shares outstanding reflects 6,300,000 and 3,757,091 additional shares of common stock assumed to be outstanding to effect these transactions, for the three and nine months ended March 31, 1996, respectively.

NOTE 3:   BUSINESS ACQUISITIONS

The following summarized unaudited pro forma information for significant acquisitions (predominately the purchase of Bell Atlantic Business Systems Services, Inc. ("BABSS")) shows the results of the Company's operations for the nine-month periods presented as though the acquisitions had been made at the beginning of each period presented.

                                                        (in millions, except per share data)
                                                            Nine Months Ended March 31,
                                                            ---------------------------
                                                          1996                     1995
                                                          ----                     ----

Revenues                                                  $527                      $505
Net income                                                  21                        17
Net income per common share:
      Primary                                            $0.91                     $0.74
      Fully diluted                                        .91                       .74

NOTE 4: PRO FORMA BALANCE SHEET

The pro forma balance sheet at March 31, 1996 gives effect primarily to the following: (i) the Offering (see Note 5) and the application of the net proceeds therefrom of approximately $106 million to reduce the outstanding amount of the 1995 Term Loan by approximately $70 million and the repayment of the $30 million face amount of the Affiliate Notes, and (ii) the automatic conversion of all series of the Company's redeemable preferred stock into an aggregate 11,271,941 shares of common stock.

NOTE 5:   SUBSEQUENT EVENTS

On April 10, 1996, the Company completed the Offering raising approximately $106 million through the issuance of 6.3 million shares of common stock. Concurrent with the Offering, all of the Company's redeemable preferred stock converted into common stock in accordance with the terms of each series thereof. In anticipation of the Offering and the preferred stock conversion, the Company increased its authorized common stock to 100 million shares.

On April 26, 1996, the Company converted its existing 1995 Term Loan and a related $30 million revolving credit facility (the "1995 Revolving Credit Facility") into a $225 million variable rate, unsecured revolving credit facility. This new facility will reduce borrowing costs by 1.5% to less than 6.5% based on current rates. The facility requires no payment of principal until April 26, 2001.

                           DECISIONONE HOLDINGS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE AND NINE MONTHS ENDED MARCH 31, 1996


Any statements set forth below or otherwise made in writing or orally by the Registrant with regard to its expectations as to financial results and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. The Registrant hereby identifies Risk Factors as disclosed in the Company's Registration Statement on Form S-1, as amended, dated April 3, 1996, Registration Number 333-1256 (the "Registration Statement").

RESULTS OF OPERATIONS:

Revenues: Revenues for the three months ended March 31, 1996 increased by $131.0 million, or 314.5%, over the year earlier period revenues of $41.7 million. For the nine month period ended March 31, 1996, the increase was $253.7 million, or 219.8% over the nine month period ended March 31, 1995. These increases are primarily the result of the acquisition of BABSS which occurred in October of 1995.

Gross profit: Gross profit for the three and nine months ended March 31, 1996 increased by 222.5% or $29.5 million and 238.2% or $61.7 million, respectively. For the three and nine month periods ended March 31, 1996 and 1995, gross profit as a percentage of revenues decreased from 31.8% to 24.7% and 30.1% to 26.1%, respectively, reflecting the change in mix of services resulting from the BABSS acquisition. As a result of that acquisition, a smaller portion of revenues is derived from proprietary systems which typically generate higher profit margins than services for non-proprietary systems. In addition, a greater percentage of revenues are currently generated from desk-top services, the margins on which are slightly less than those on mainframe and mid-range computer services.

Selling, general and administrative expenses: Selling, general and administrative expenses increased from $5.4 million for the three months ended March 31, 1995 to $22.3 million for the current three-month period, or an increase of $16.9 million. For the nine months ended March 31, 1996, the increase was $33.0 million, or 200.1% over the year earlier period. These increases occurred as a result of the BABSS acquisition. As a percentage of revenues, the percentages decreased from 13.1% and 14.3% to 12.9% and 13.4% for the three and nine months ended March 31, 1996 and 1995, respectively, reflecting economies of scale.

Amortization and write-off of intangibles: Amortization of intangibles increased by $3.2 million from $1.6 million for the three months ended March 31, 1995 to $4.8 million for the three months ended March 31, 1996, and by $6.1 million from $4.5 million to $10.6 million for the nine months ended March 31, 1996. These increases are due to the amortization of intangibles arising from the BABSS acquisition.

Restructuring charges: During the nine months ended March 31, 1996, the Company incurred $7.0 million in restructuring costs. These costs were related principally to future rent obligations and related costs for facilities of the Company that the Company determined were no longer required as a result of the acquisition of BABSS.

Interest expense: Interest expense increased by $5.1 million and $9.4 million for the three and nine month periods ended March 31, 1996, respectively, principally as a result of the additional indebtedness incurred to finance the BABSS acquisition.

Provision for income taxes: The income tax provisions for the current periods are based on effective tax rates of approximately 40% whereas the effective tax rates for the prior periods were approximately 15%. The income tax provisions for the three and nine months ended March 31, 1995 were reduced by the tax benefit from the utilization of prior year tax loss carryforwards. See Note 11 to the Notes to the Company's Consolidated Financial Statements for the year ended June 30, 1995, contained in the Registration Statement.


LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRYFORWARDS

At June 30, 1995, the Company had tax loss carryforwards of approximately $68.5 million, which expire between 2002 and 2009, and other tax credits of approximately $0.6 million, available indefinitely, for federal income tax purposes. The Company expects the Offering will result in an "ownership change" pursuant to applicable regulations in effect under section 382 of the Internal Revenue Code of 1986, as amended. The Company estimates that the use of these tax loss carryforwards and other tax credits subsequent to the date of the expected ownership change will be limited during any future period to approximately $20 million per annum.


LIQUIDITY AND CAPITAL RESOURCES

On April 10, 1996, the Company consummated the Offering whereby it issued 6.3 million shares of common stock at $18 per share. As a result, the Company received approximately $106 million of net proceeds which were used to retire approximately $70 million of the 1995 Term Loan and $30 million face value of the Affiliate Notes. The early extinguishment of the Affiliate Notes will result in a write-off of original issue discount amounting to approximately $2 million, net of income taxes, during the quarter ending June 30, 1996.

On April 26, 1996, the Company entered into an unsecured Revolving Credit Agreement (the "1996 Revolving Credit Agreement") which replaced the 1995 Term Loan and the 1995 Revolving Credit Facility. Borrowings under the 1996 Revolving Credit Agreement are due April 26, 2001 and are at variable interest rates based either on LIBOR plus an applicable margin not to exceed 1%, or prime rate. As of April 26, 1996, the applicable rate was LIBOR plus 0.75% or an effective annual rate of approximately 6.3%.

During the nine months ended March 31, 1996, cash flow from operations amounted to $35.5 million. Cash required to fund the purchase of spare parts and capital expenditures totaled $35.0 million for the nine months ended March 31, 1996.
The Company has no material commitments for purchases of spare parts or capital expenditures.

The balance sheet reflects a deficiency in working capital as of March 31,1996 of $67 million. This deficiency arises largely because of the debt service requirements from the Company's acquisitions and because operations require a significant investment in repairable spare parts, which are classified as non-current assets. However, as a result of the Offering and the replacement of the 1995 Term Loan and the 1995 Revolving Credit Facility, the Company's deficiency in working capital, on a pro forma basis, has been reduced to approximately $7 million.

The allowance for uncollectible accounts at March 31, 1996 amounted to 10.5% of trade receivables because of the Company's write-off experience with respect to accounts receivable obtained by acquisition and the potential offset against an original equipment manufacturer's trade receivable in respect of unreturned unused and replaced parts. An increase of $4.2 million from June 30, 1995 to March 31, 1996 arises from the Company's acquisition of the accounts receivable of BABSS.

The Company maintains a high level of inventories of expendable and repairable spare parts due to the wide range of products serviced, ranging from mainframe to personal computers. Expendable parts are expensed as they are used in the operations of the business. Repairable spare parts are recorded at cost at the time of their acquisition and amortized over five years. The Company believes it has provided adequate reserves for obsolescence for expendable inventories and that accumulated amortization on repairable spare parts renders the need for an obsolescence reserve with respect to repairable spare parts unnecessary.

At March 31, 1996, the Company's debt-to-equity ratio was approximately 14 to
1. After application of the net proceeds of the Offering, the debt-to-equity ratio is approximately 1 to 1, which will substantially improve the Company's ability to service the remainder of its bank debt with cash generated from operations.

The Company believes that cash expected to be generated from operations, together with its current credit facility will provide sufficient cash to meet its working capital requirements, requirements for purchase of repairable spare parts and debt service obligations and to finance any further capital expenditures during the next twelve months.

                           DECISIONONE HOLDINGS CORP.
                          PART II - OTHER INFORMATION



   Item 1.       Legal Proceedings
                          Not applicable

   Item 2.       Changes in Securities
                          Not applicable

   Item 3.       Defaults Upon Senior Securities
                          Not applicable

   Item 4.       Submission of Matters to a Vote of Security Holders
                     Pursuant to written consents executed by a majority of security holders of the Company, on January 31, 1996 and February 19, 1996, security holders of the Company voted to
                     (i) amend and restate the Company's Restated Certificate of Incorporation to, inter alia, authorize the issuance of additional shares of common stock of the Company, change the name of the Company, and authorize the issuance of additional series of preferred stock; (ii) amend and restate the Company's By-laws; and (iii) amend and restate the Company's Stock Option and Restricted Stock Purchase Plan.

   Item 5.       Other Information
                           Not applicable

   Item 6.       Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                       Number         Description of Documents

                           11          Computation of net income per share

                           27          Financial data schedule

                 (b)  Reports on Form 8-K
                           Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DecisionOne Holdings Corp.



                                   /s/ R. PETER ZIMMERMANN
                                   -----------------------
                                   R. Peter Zimmermann
                                   Duly Authorized and Chief Financial Officer


Date:      May 17, 1996
     -----------------------