Form 10-K
period 1996-06-30
DECISIONONE HOLDINGS CORP
filed 1996-09-30
CIK 1007588

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-K

              [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30,1996
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

                        Commission file number 0-28090

                          DecisionOne Holdings Corp.

            (exact name of registrant as specified in its charter)

              Delaware                                   13-3435409
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

       50 East Swedesford Road                             19355
       Frazer, Pennsylvania                              (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (610) 296-6000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
 Title of each class                               which registered
- ---------------------                          ------------------------
        None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       X          No
                                                ------------       -------------

  The aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of Common Stock on August 28, 1996, as reported by the Nasdaq National Market System, was approximately $553,605,334. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.


  At August 28, 1996, 27,338,535 shares of the registrant's Common Stock were outstanding.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Proxy Statement prepared in connection with its 1996 Annual Meeting of Stockholders (Part III)
================================================================================


                               TABLE OF CONTENTS

  Item No.                                                                        Page
  --------                                                                        ----


                                     PART I
  1.   Business    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  2.   Properties    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . .


                                    PART II

  5.   Market for Registrant's Common Equity and Related Stockholder Matters . . .
  6.   Selected Financial Data     . . . . . . . . . . . . . . . . . . . . . . . .
  7.   Management's Discussion and Analysis of Financial Condition and Results of.
       Operation    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .
  9.   Changes in and Disagreements with Accountants on Accounting and Financial.
       Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


                                    PART III

  10.  Directors and Executive Officers of the Registrant   . . . . . . . . . . .
  11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .
  12.  Security Ownership of Certain Beneficial Owners and Management  . . .  . .
  13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . .


                                    PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . .


                                    PART I

Item 1.  Business

General

  DecisionOne is the largest independent (i.e., not affiliated with an original equipment manufacturer ("OEM")) provider of multivendor computer maintenance and technology support services in the United States, based on Dataquest Incorporated ("Dataquest") estimates of 1995 revenues. The Company's services include hardware support, user and software support, network support and other support services. These services are offered by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals.

  The Company has built an extensive infrastructure to provide its services, with approximately 3,900 technical personnel located in over 150 service locations in North America supplemented by strategic alliances in selected international markets. This field force is supported by the Company's proprietary service technologies, such as its International Support Information System ("ISIS") database, its Field Inventory System ("FIS") and its Dispatch Data Gathering ("DDG") system, which enable the Company to manage its extensive inventory and technician network and provide support for over 15,000 hardware products manufactured by more than 1,000 OEMs. The Company, through its three customer support centers ("CSCs"), provides support for most major operating systems and over 150 shrink-wrapped software applications.

  DecisionOne markets its services through direct and indirect channels, including a sales force of approximately 260 professionals. The Company also works with OEMs, other computer service providers (e.g., systems integrators, facilities management outsourcers and disaster recovery specialists) and international support service providers to expand its marketing reach. The Company provides its services to a diverse group of national and multinational corporations, including American Airlines, Inc., Chevron Corp., General Electric Company ("GE") and Netscape Communications Corporation ("Netscape"). The Company also acts as a warranty or maintenance provider for equipment manufactured by Compaq Computer Corporation ("Compaq"), Digital Equipment Corporation ("Digital"), International Business Machines Corporation ("IBM") and Sun Microsystems, Inc. ("Sun"), among others.

Company History

  Founded in 1969, the Company began operations as a provider of key punch machines under the tradename "Decision Data". During the 1980s, its operations expanded to include the sale of midrange computer hardware and related maintenance services. During fiscal 1993, the Company decided to focus principally on providing computer maintenance and support services and sold its computer hardware products business.

  From the beginning of fiscal 1993 through fiscal 1996, the Company has established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of 27 complementary businesses. The most significant of these were IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for $29.5 million, and Bell Atlantic Business Systems Services ("BABSS") in October 1995 for approximately $250.0 million.

  BABSS was established in the mid-1950s under the name Sorbus Inc. and was acquired by Bell Atlantic Corporation in 1985. In January 1990, BABSS acquired the assets of the third-party service business of Control Data Corporation ("CDC"), expanding its presence in the maintenance of large systems. After the CDC acquisition, BABSS focused significant resources on the development of, and experienced significant growth in, its customer and revenue bases, and by mid-1995 had grown to be among the largest independent providers of multivendor computer maintenance and technology support services in the United States.

  The BABSS acquisition provided the Company with a major presence in the servicing of large mainframe systems and in other service areas, such as software and network support, in which the Company had not previously competed in a significant fashion. Moreover, the acquisition further enhanced the Company's presence in its traditional midrange business. As a result of the acquisition, BABSS became a wholly-owned subsidiary of the Company and the name of the Company's principal operating subsidiary was changed to DecisionOne Corporation.

Industry Background

  As estimated by Dataquest, revenues in the United States hardware maintenance and software asset support services industry were in excess of $39 billion in 1995. Independent, multivendor computer service providers' revenues accounted for approximately $6 billion of this total. Within the independent, multivendor segment, hardware maintenance was the dominant service, accounting for approximately 73% of 1995 revenues. Technology support services, including software support, network support and end-user training, comprised the remaining 27% of 1995 revenues.

  Participants in this marketplace include (i) OEM service organizations, which historically have had a significant market share, (ii) a small number of large independent companies offering a broad range of service capabilities, and (iii) hundreds of smaller independent companies, servicing either specific systems or limited geographic areas of the United States. The significant market position of OEMs is due largely to their traditional role of servicing their own installed base of equipment.

  Historically, large organizations satisfied information technology requirements through mainframe or stand-alone midrange systems utilizing hardware and software produced by a single OEM. Maintenance and support services for these systems were usually provided directly by the OEMs or, in certain instances, by an organization's in-house technical support staff. However, the Company believes a number of developments have resulted in a movement by many organizations away from this traditional reliance on OEMs or in-house technical support staff towards independent providers of multivendor computer maintenance and technology support services.

  Computing environments have become increasingly complex and technology is changing rapidly. A principal factor contributing to the complexity has been the migration of organizations from a centralized environment characterized by single vendor mainframe or stand-alone systems to a decentralized, geographically diverse environment characterized by multivendor and multisystem technologies. This has resulted in greater expense and substantial inefficiencies for organizations in supporting their computer systems. Finally, the overall increase in the sophistication and interdependency of computing technology has made it more difficult for end-users to determine which system component is at fault when a problem arises.

  All of these factors have contributed to a significant increase in the complexity of computer maintenance and technology support. This complexity has frequently surpassed the abilities of both the in-house support staffs of organizations and their vendor OEMs, resulting in an increased demand for a single-source solution. Accordingly, many organizations are now choosing to outsource their computer maintenance and technology support services needs to multivendor providers of these services, resulting in a demand not only for hardware maintenance services, but also complex software and network support and end-user training.

  The Company believes that, as the multivendor, multisystem environment becomes more prevalent, organizations are becoming increasingly reluctant to outsource their service needs to OEMs, which they may perceive as favoring the OEM's own equipment and not providing as broad a range of multivendor services as do independent providers such as the Company. Furthermore, in recent years, many OEMs, particularly those without an extended history of providing technical service, have focused on their core competencies and have outsourced their service and support requirements.

Company Services

  The Company provides a comprehensive array of services to customers across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, PCs and related peripherals. The Company prices its products and services on either a fixed fee or per incident basis. Pricing is based on various factors including equipment failure rates, cost of spare parts and labor expenses. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the combination of services that are provided. Services are bundled to match the support requirements of customers and include hardware support, user and software support, network support, management information services, program management, planning support and ancillary support services.

 Hardware Support

  Hardware support services consist of remedial and preventive maintenance for computers and computer peripheral devices as well as a variety of support capabilities required to prepare a system for operation and improve its efficiency. These support capabilities include support for system installation, de-installation, moves, upgrades, reconfigurations, system configuration audits, inventory tracking services and data restoration assistance.

  The Company supports over 15,000 different hardware products manufactured by more than 1,000 OEMs. It maintains and manages an inventory of over 2 million parts representing more than 250,000 part numbers. The Company also has access to a network of computer equipment vendors, brokers and highly skilled repair suppliers, as well as 24-hour access to certain IBM Designated Parts Sales Locations.

  In addition to its on-site diagnostic tools, the Company uses industry and proprietary software diagnostic capabilities to monitor system performance on a remote basis. Also, large customers are provided remote, on-line access to certain of the Company's systems to log service requests and track service delivery.

  The Company also repairs and refurbishes computer parts and assemblies at seven depot repair centers in the United States. These services are provided not only for service customers but also OEMs, distributors and other third-party maintenance companies. Subassemblies repaired include system logic boards, hard disk drive assemblies, peripherals, power supplies and related equipment. The Company's depot repair facilities located in Malvern, Pennsylvania; Boston, Massachusetts; Milwaukee, Wisconsin; and San Francisco, California are certified to ISO-9002 standards.

  The Company also provides logistics services, including the planning and forecasting of parts requirements, parts sourcing, and parts inventory and warranty management, for Compaq and other manufacturers.

 User and Software Support

  The Company's Customer Support Centers handle over 250,000 calls from customers per month, including over 80,000 calls for help desk and software support. Levels of support range from basic and network support for corporate end-users to advanced operating system support for systems administrators. Customized support also is available for vertical market applications and OEM accounts. Operational services are available seven days per week, twenty-four hours a day.

  The Company currently provides support for PC/workstation operating systems such as Windows 95(R), Windows(R), MS-DOS(R), and Sun Microsystems' Solaris(R), as well as support on network operating systems such as Novell Netware(R) and Windows NT(R). Groupware products like Lotus Notes and Internet browsers such as Netscape also are fully supported. Additionally, over 100 PC software products ranging from spreadsheets and word processing to communications and graphics are supported, as are numerous on-line services.

 Network Support

  The Company provides support services for networked computing environments, including management, administration, and operations support for both local area networks ("LANs") and wide area networks ("WANs"). Network support services are designed to reduce the cost of ownership of networked computing, improve productivity of network users, and supplement customers' internal support staffs. The Company provides both remote network management services and on-site network services.

  Remote network management services provide monitoring of fault and performance data in customers' networks and problem resolution from the Company's network management center.

  The Company provides on-site network services to assist customers with network administration, operations, and remedial support. Network specialists may be resident at the customer site or dispatched as necessary.


 Management Information

  As a result of its support activities, the Company accumulates information on hardware, network and user performance which allows it to make service improvement recommendations to customers. Management information services allow customers to make informed decisions relating to hardware and software procurements as well as the need for increased employee training. The Company believes these services differentiate it from OEMs and software developers that may favor their own products.

 Program Management

  The Company provides ongoing management services for companies that wish to outsource all or a portion of their services management requirements. Typical services include third-party vendor management, fixed asset management and tracking, on-site personnel support and program evaluation.

 Planning Support

  The Company assists customers in defining their enterprise service requirements, establishing service delivery benchmarks, recommending process improvements and auditing the results of implemented programs over time. As a result of these engagements, the Company has recently begun entering into shared risk/shared reward agreements with certain customers where, in return for a single-source relationship, the Company ties its compensation to the attainment of customer service cost reductions and system availability goals.

 Ancillary Support Services

  In order to provide customers with comprehensive solutions, the Company maintains strategic alliances with several significant companies. The Company does not receive revenues for services provided by its strategic partners. Key relationships include: General Electric Computer Leasing Corp., which provides computer acquisition, disposition and financing services; SunGard Recovery Services Inc., which provides disaster recovery services; and MicroAge, Inc., which supplies hardware products such as personal computers, peripherals, network products and related devices.

International Business Partners

  In order to provide international service to its multinational customers, the Company supplements its broad North American infrastructure with strategic alliances in selected international markets. The Company maintains relationships with International Computers Limited ("ICL") and FBA Computer Technology Services ("FBA"). The Company licenses many of its proprietary multivendor support tools to FBA and to ICL Sorbus, which is ICL's multivendor services group in Western Europe. As a result, the Company is able to offer its multinational customers service in Western Europe, Asia and Australia.

  ICL is a leading information technology company that has approximately 23,000 employees operating in about 80 countries around the world. In Western Europe, the ICL Sorbus companies provide multivendor services in 17 countries with approximately 250 service locations and about 5,000 employees. Several of the Company's major customers, including American Airlines and E. I. du Pont de Nemours & Company, Inc. benefit from the agreement between the Company and ICL Sorbus, whereby ICL Sorbus agrees to provide services at the European locations of the Company's multinational customers. The Company also utilizes ICL's other service branches for worldwide multivendor support, including the Hong Kong facility which manages services offerings to 18 countries throughout Asia, India and the Pacific Rim.

  FBA, an affiliate of Fujitsu Ltd., provides multivendor services in Australia and New Zealand from 21 locations with 150 employees. In addition to providing technical support to FBA, the Company has supplied various management and sales support personnel to FBA. FBA also provides services to certain of the Company's multinational customers, including Sun.

Service Infrastructure

 Centralized Dispatch

  When a customer places a call for remedial maintenance, the Company uses its DDG system to manage the process. When a customer is identified, the DDG system displays the customer's service level requirements and covered equipment. Specific information on the symptoms of the problem and the products that are malfunctioning are entered into the system to begin tracking the service event. The Company's Customer Support Representative ("CSR") selects, based upon the requirements of the service event, the appropriate Customer Service Engineer ("CSE") from a list of pre-assigned primary and back-up personnel and passes this information to the selected CSE.

  The Company maintains three CSC's in Malvern, Pennsylvania; Bloomington, Minnesota; and Austin, Texas. Customers can reach the CSCs by calling one toll-free telephone number. The CSCs currently are staffed with over 260 CSRs and 17 staff/operations managers. There is a duty manager on call in each center at all times. CSCs are available on a 24 hour, 7 day per week basis. Redundancy for disaster recovery purposes is designed into the CSC system through the three locations' use of automatic telecommunications switching.

 Inventory Logistics

  In order to meet customer computer repair requirements, the Company maintains a tiered approach to inventory management. Parts or assemblies with low failure rates or high costs are stocked in either the Company's central distribution center located in Malvern, Pennsylvania or in its critical parts center in Dallas, Texas. The Company also maintains six regional distribution centers in Atlanta, Georgia; Newark, New Jersey; Los Angeles, California; San Francisco, California; Chicago, Illinois; and Wilmington, Ohio for critical parts needed more frequently throughout the United States. In order to service customers whose response time requirements are two to four hours, higher usage parts are maintained at the Company's branch offices or local Attended Stocking Locations. Customer site parts storage is arranged when customer response time requirements are two hours or less.

  FIS is a real-time system which tracks the Company's inventory and repairable spare parts assigned to its field workforce and located at seven distribution centers, field offices or at customer sites. Parts information processed through FIS is integrated with the Company's other key systems, including DDG and ISIS.

 Service Technology

  The Company has developed several proprietary technologies for use in service planning, support and delivery. These service tools include proprietary databases, remote diagnostic and system monitoring software, and instructional documentation. These technical support tools not only provide remote and on-site predictive and remedial service support, but also enable the Company to collect extensive, objective systems performance measurement information (on the customer's environment as well as benchmarking against the Company's database) which its customers can use to identify potential efficiencies, evaluate competing products and technologies, and determine whether its requirements are being met.

  The Company's proprietary service technologies include ISIS, SERVICE EDGE and MAXwatch(R). The Company licenses certain of these technologies and provides other technical support to certain foreign multivendor service providers, including ICL Sorbus in Europe, FBA in Australia and New Zealand, and PT Metrodata Electronics in Indonesia.

  International Support Information Systems.   ISIS is a database accessible to
the Company's customer service engineers that is comprised of diagnostic and symptom fix data for thousands of products, service updates, and service planning information, such as machine performance and parts usage information, and remote support capabilities for large IBM systems, including automatic
"call home" to the Company.   The Company believes that ISIS is the most
comprehensive service-related database of any independent computer service organization.

  SERVICE EDGE.   SERVICE EDGE is a PC-based system installed at the customer's site which monitors error messages and collects and reports service data to help customers predict potential system failures and provide customers with system performance information.

  MAXwatch(R). MAXwatch(R) is an on-site program for Digital products which monitors system integrity, proactively detects and corrects certain system errors, and automatically "calls home" for remote technical support when pre-defined error thresholds are exceeded. A similar product, MAX400, is available for IBM AS/400 systems.

 Training

  The Company maintains the technical expertise of its engineers through training programs designed to teach the various techniques for determining the status of a customer's total computer operations. The Company's training offers support professionals a broad exposure to various computer system technologies.

  The Company's training facilities include 26 classrooms, 23,000 square feet of hands-on lab space, 26 full-time instructors and video specialists and a curriculum of over 80 courses. The Company has five training centers and labs located in Frazer, Pennsylvania; Malvern, Pennsylvania; Bloomington, Minnesota; Milwaukee, Wisconsin; and Phoenix, Arizona. Six months following course work, the Company surveys the engineers to gauge the effectiveness and applicability of its training curriculum.

Sales and Marketing

  The Company sells its services through both direct and indirect sales channels. The Company's direct sales force consists of approximately 220 sales professionals who are organized into a general commercial sales group as well as into several dedicated groups including: a Federal Group, which sells to the Federal Government; a National Accounts Group, which focuses on large and multinational corporate customers; and a Telesales Group, which focuses on small accounts.

  The Company also sells its services through its indirect sales force comprised of approximately 40 sales professionals. Product support relationships exist with OEMs such as Sequent Computer Corporation, EMC/2 Corporation, Sun and Compaq, and software developers such as Netscape, Novell, Inc., Microsoft Corporation and SunSoft, Inc.

Customers

  The Company services over 40,000 customers at over 130,000 sites across the United States and Canada. The Company sells services to five types of customers: large businesses that have complex computing support needs and typically maintain a data center, distributed computing and work group environments; medium-sized businesses that rely primarily on distributed systems for their computing needs; small businesses that principally use LANs and WANs for computing; individuals who use stand-alone computing systems; and OEMs and software developers that contract with the Company for warranty services, logistic support services or help desk support. A significant portion of the Company's revenues are attributable to large businesses with complex computing support needs.

Competition

  Competition among computer support service providers, both OEM and independent service organizations, is intense. The Company believes that approximately 80% of that portion of the hardware maintenance services market that is related to mainframes and stand-alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, workgroups and PCs. The remainder of the market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise.

  The Company considers its principal competitors to include: IBM and its affiliate Technology Service Solutions, Digital, the multivendor service divisions of certain other OEMs, other national independent service organizations that are not affiliated with OEMs such as Vanstar Corporation, Entex Corporation and Stream International, Inc., and various regional service providers.

  The Company believes that the primary competitive factors in the computer services industry are the quality of a company's services, the ability to service a wide range of products supplied by a variety of vendors, the geographic coverage of a company's services and the cost to the customer of those services. The Company believes that customers are increasingly looking for service providers capable of providing a single-source solution for their increasingly complex multivendor systems.

  See "Risk Factors--Competition; Competitive Advantages of OEMs".

EMPLOYEES

     As of June 30, 1996, the Company had approximately 5,600 full-time and 50 part-time employees. None of the Company's employees is currently covered by collective bargaining agreements. Management considers employee relations to be good.

RISK FACTORS

  Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-K contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include, without limitation, those preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The important factors, discussed below, could cause actual results to differ materially from those expressed in such forward-looking statements.

Contract-Based Revenue; Fixed Fee Contracts

  As is customary in the computer services industry, the Company experiences losses of its contract-based revenue as customers may, typically upon 30, 60 or 90-days notice, either cancel or elect not to renew their contracts with the Company or eliminate certain equipment or services from coverage under the contracts. Over 85% of the Company's revenues during the year ended June 30, 1996 were contract-based. The Company believes the principal reasons for the loss of contract-based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer's determination to utilize a competitor's services or to move technical support services in-house. While the Company has been able to maintain revenue growth through new contracts and acquisitions, there can be no assurance it will continue to do so in the future.

  Under many of the Company's contracts, the customer pays a fixed fee for customized bundled services which are priced by the Company based on its best estimates of various factors, including estimated future equipment failure rates, cost of spare parts and labor expenses. While the Company believes it has historically been able to estimate these factors accurately enough to be able to price these fixed-fee contracts on terms favorable to the Company, there can be no assurance the Company will be able to continue to do so in the future.

Management and Funding of Growth

  Any future growth of the Company will require the Company to manage its expanding domestic operations and international affiliations and to adapt its operational systems to respond to changes in the business environment, while maintaining a competitive cost structure. The BABSS acquisition and the expansion of the Company's service offerings have placed and will continue to place significant demands on the Company and its management to improve the Company's operational, financial and management information systems, to develop further the management skills of the Company's managers and supervisors, and to continue to train, motivate and effectively manage the Company's employees. The failure of the Company to manage its prior or any future growth effectively could have a material adverse effect on the Company.

  Additionally, the Company's ability to maintain and increase its revenue base and to respond to shifts in customer demand and changes in industry trends will be partially dependent on its ability to generate sufficient cash flow or obtain sufficient capital for the purpose of, among other things, financing acquisitions, satisfying customer contractual requirements and financing infrastructure growth, including a significant investment in repairable spare parts, which are classified as non-current assets. There can be no assurance the Company will be able to generate sufficient cash flow or that outside financing will be available on acceptable terms to fund the Company's future growth.

Competition; Competitive Advantages of OEMs

  Competition among computer support service providers, both OEM and independent service organizations, is intense. The Company believes approximately 80% of that portion of industry hardware maintenance services related to mainframes and stand-alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, workgroups and PCs. The remainder of the market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

  In most instances, OEM service organizations have greater resources than the Company, and, because of their access to the OEM's engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEMs, especially in the mainframe environment, do not make available to end-users or independent service organizations the technical information, spare parts, diagnostics, engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. See "--Inventory Management" and "--Copyright Issues." Therefore, OEM service organizations sometimes have a cost and timing advantage over the Company because the Company must first develop or acquire from another party the required support items before the Company can provide services for that equipment. An OEM's cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude the Company from servicing certain products.

  In June 1994, IBM filed in the United States District Court for the Southern District of New York a motion to terminate a 1956 consent decree (the "IBM Consent Decree") that, among other things, requires IBM to provide spare parts, documentation and other support items for IBM electronic data processing systems to third parties on reasonable terms and places other restrictions on IBM's conduct. On January 18, 1996, the Court entered an order approving a modification of the IBM Consent Decree that, among other things, terminated the IBM Consent Decree except insofar as it applies to the System 360/370/390 (mainframes) and AS/400 (midrange) families of IBM products. In July 1996, IBM and the U.S. Department of Justice ("DOJ") reached an agreement in tentative settlement of the remainder of IBM's motion (the "Proposed Settlement"). The Proposed Settlement is subject to approval by the Court after a public comment period. Moreover, each of IBM and DOJ reserves the right to withdraw consent to the Proposed Settlement at any time until final approval by the Court. Under the terms of the Proposed Settlement, certain of the remaining provisions of the IBM Consent Decree (primarily relating to sales and marketing restrictions on IBM) would terminate either immediately upon, or within six months of, entry of an order by the Court approving the Proposed Settlement; all of the other remaining provisions (including those requiring IBM to provide parts and other support items to third parties) would terminate on July 2, 2000 with respect to AS/400 systems and on July 2, 2001 with respect to System 360/370/390 mainframes. The impact, if any, upon the Company if such sales and marketing restrictions are terminated is impossible to predict because it depends upon what changes, if any, IBM would make in its sales and marketing policies and practices. If the remaining provisions of the IBM Consent Decree are terminated as to mainframe and midrange products, the Company's ability to service these products may be adversely affected. Furthermore, as the Company's business is highly dependent upon its ability to service a wide variety of equipment in a multivendor environment (See "--Dependence on Computer Industry Trends"), the inability to compete effectively for the service of IBM mainframes and midrange products could cause the loss of a substantial portion of the Company's customer base to IBM or an IBM affiliate, which would have a material adverse effect on the Company's business.

Acquisition Growth Strategy

  The Company has historically pursued an aggressive acquisition strategy, acquiring 27 complementary businesses from the beginning of fiscal 1993 through June 30, 1996. The Company expects to continue to evaluate acquisitions that can provide meaningful benefits by expanding the Company's hardware maintenance and technology support capabilities and leveraging its existing infrastructure. However, there are various risks associated with pursuing an acquisition strategy of this nature. The risks include problems inherent in integrating new businesses, including potential loss of customers and key personnel and potential disruption of operations. There can be no assurance that suitable acquisition candidates will be available, that acquisitions can be completed on reasonable terms, that the Company will successfully integrate the operations of any acquired entities or that the Company will have access to adequate funds to effect any desired acquisitions. See "--Management and Funding of Growth" and "Dependence on Computer Industry Trends".

Inventory Management

  In order to service its customers, the Company is required to maintain a high level of inventory for extended periods of time. While the Company believes it has maintained sufficient reserves for inventory obsolescence, any decrease in the demand for the Company's maintenance services could result in a substantial portion of the Company's inventory becoming excess, obsolete or otherwise unusable. In addition, rapid changes in technology could render significant portions of the Company's inventory obsolete, thereby giving rise to inventory write-offs and a reduction in profitability. The inability of the Company to manage its inventory or the need to write off inventory in the future could have a material adverse effect on the Company's business, financial results and results of operations.

  Inventory purchases are made from OEMs and other vendors. The Company typically has more than a single source of supply for each part and component, but from time to time it will have only a single supplier for a particular part. In some cases, the Company's OEM customer may be the only source of supply for a repair part or component. Should a supplier be unwilling or unable to supply any part or component in a timely manner, the Company's business could be adversely affected. In addition, the Company is dependent upon IBM for obtaining certain parts that are critical to the maintenance of certain IBM mainframe and midrange systems that IBM is currently required to make available to third parties pursuant to the IBM Consent Decree. There can no assurance that the IBM Consent Decree will continue in effect in a manner that will require IBM to make these parts available (See "--Competition; Competitive Advantages of OEMs"). Even if such parts or components are available, a shortage of supply could result in an increase in procurement costs which, if not passed on to the customer, may adversely affect the Company's profitability.

Copyright Issues

  In connection with the Company's performance of most hardware maintenance, the computer system which is being serviced must be turned on for the purpose of service or repair. When the computer is turned on, the resident operating system software and, in some cases diagnostic software, is transferred from a peripheral storage device or a hard disk drive into the computer's random access memory. Within the past several years, several OEMs have been involved in litigation with independent service organizations, including the Company, in which they have claimed such transfer constitutes the making of an unauthorized ''copy'' of such software by the independent service organization which infringes on the software copyrights held by the OEMs. The Company is aware of three cases in this area which have been decided in favor of the OEM. Although the Company was not a party in any of these cases, three similar claims have been asserted against the Company, each of which has been resolved. Litigation of this nature can be time consuming and expensive, and there can be no assurance the Company will not be a party to similar litigation in the future, or that such litigation would be resolved on terms that do not have a material adverse effect on the Company.

  Certain proposed amendments to the copyright laws that are pending in Congress would, if enacted, limit manufacturers' ability to make copyright claims similar to those of the OEMs mentioned above with respect to the transfer of operating system software into random access memory. However, there can be no assurance such legislation will be adopted.

Dependence on Computer Industry Trends

  The Company's future success is dependent upon the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multivendor and multisystem computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost-efficient management. The Company believes these trends have resulted in a movement by both end-users and OEMs towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multivendor support services. There can be no assurance these trends will continue into the future.

  Additionally, rapid technological change and compressed product life cycles which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to maintain aging hardware, could result in a reduced need for the Company's services in the future. Moreover, such rapid technological changes could adversely affect the Company's ability to predict equipment failure rates, and, therefore, to establish prices that provide adequate profitability.

Dependence on Key Personnel

  The Company's continued success depends, to a large extent, upon the efforts and abilities of key managerial employees, particularly the Company's executive officers. See "Item 10--Directors and Executive Officers of the Registrant". Competition for qualified management personnel in the industry is intense. The loss of the services of certain of these key employees or the failure to retain qualified employees when needed could have a material adverse effect on the Company's business. The Company does not maintain key man insurance.


Item 2.   Properties

  The Company leases certain office and warehouse facilities under operating leases and subleases that expire at various dates through November 30, 2005. The Company's executive offices are located at the Frazer, Pennsylvania facilities listed below. The principal facilities currently leased or subleased by the Company are as follows:


                                                  Square
                   Location                       Footage  Lease Expiration
   --------------------------------------------   -------  ----------------
   Frazer, Pennsylvania (Office)...............   109,800   November 2005
   Frazer, Pennsylvania (Office)...............    35,968     April 2003
   Malvern, Pennsylvania (Depot/Call Center)...   200,000      May 2000
   Horsham, Pennsylvania (Warehouse)...........   100,000   December 1999
   Bloomington, Minnesota (Call Center)........    66,000     March 1998
   Hayward, California (Depot).................    91,000     June 1997
   Northborough, Massachusetts (Depot).........    52,778     July 1998

  The Company's management believes that its current facilities will be adequate to meet its projected growth for at least the next several years.

Item 3.   Legal Proceedings

  The Company is a party, from time to time, to lawsuits arising in the ordinary course of business. The Company believes it is not currently a party to any material legal proceedings. However, within the past several years, several OEMs have been involved in litigation with independent service organizations, including the Company, in which such OEMs have claimed infringement of software copyrights held by the OEMs. The Company currently is not involved in any such litigation. See "Risk Factors--Copyright Issues."

  The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of three waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund Sites: (i) PAS Irwin Dump Site, Oswego, New York (and six satellite sites, including the Fulton Terminals Site, Fulton, New York); (ii) North Penn Area 6 Site, Lansdale, Pennsylvania; and (iii) Revere Chemical Site, Nockamixon, Pennsylvania. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to the Boarhead Farms Site, Bridgeton, Pennsylvania, at a site related to the Revere Chemical site, but has not received any additional communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean-up costs. The Company has estimated that its share of the costs of the clean-up of one of the sites will be approximately $500,000, which has been provided for in liabilities related to the discontinued products division in the accompanying consolidated balance sheets as of June 30, 1996, 1995 and 1994. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's share, if any, of the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 18 of the Notes to the Company's Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  The common stock of DecisionOne Holdings Corp. trades on the Nasdaq National Market System, under the symbol "DOCI". As of September 23, 1996, there were approximately 1,700 stockholders of record.

  The Company has not declared or paid cash dividends on its Common Stock during its last five fiscal years. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

  The Company's common stock began trading on April 4, 1996.   High and low
trade prices, as reported on the Nasdaq National Market System, for the period April 4, 1996 to June 30, 1996 were $29 3/4 and $19 1/2, respectively.


Item 6.  Selected Financial Data

  The following selected consolidated financial data sets forth, for the periods and the dates indicated, selected consolidated financial data of the Company, derived from the historical consolidated financial statements of the Company. The consolidated financial data of the Company for the years ended June 30, 1994, 1995 and 1996 and as of June 30, 1995 and 1996 are derived from the Company's audited consolidated financial statements included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                                            Years Ended June 30,
                                                 ------------------------------------------
The Company                                  1992        1993        1994       1995       1996
- -----------                               ----------  ----------  ----------  ---------  ---------
                                                   (in thousands,  except per share data)

Statement of Operations Data:(1)
Revenues................................   $112,773    $114,060    $108,416    $163,020   $540,191
Income (loss) before discontinued
 operations and extraordinary item......      1,441      (5,234)     10,112      41,415     20,789
Net income (loss) (2)...................      2,524     (10,590)     10,112      42,528     18,862
Income Per Share Data: (3)
Primary income (loss) per common share:
 Continuing operations..................   $   0.11    $  (0.25)   $   0.45    $   1.81   $   0.83
Net income (loss).......................       0.19       (0.50)       0.45        1.86       0.75
Fully diluted income (loss) per common
 share:
 Continuing operations..................       0.11       (0.25)       0.45        1.79       0.82
Net income (loss).......................       0.19       (0.50)       0.45        1.84       0.74
Balance Sheet Data:
Inventory...............................   $ 14,787    $  7,146    $  4,459    $  4,024   $ 30,130
Repairable parts inventory..............     19,657      13,545       9,473      27,360    154,970
Total assets............................     84,846      44,721      35,496     135,553    514,510
Long-term debt, less current portion....     60,175      44,769       2,366       6,157    188,582
Redeemable preferred stock..............         --          --       6,436       6,811         --
Total stockholders' equity (deficiency).    (47,477)    (58,146)    (27,627)     14,677    180,793

(1) The Selected Financial Data presented includes the results of operations and balance sheet data of the Company, including the following significant acquisitions: Servcom from September 1, 1994 and BABSS from October 20, 1995.

(2) The years ended June 30, 1992 through 1994 include income taxes based on an effective tax rate substantially less than the 40% effective tax rate used for the year ended June 30, 1996. The year ended June 30, 1995 includes a $23.1 million net benefit arising from the recognition of future tax benefits of tax loss carryforwards and temporary timing differences.
(3) Primary and fully diluted income per share data for all periods presented reflects the automatic conversion of the Redeemable Preferred Stock into an aggregate of 11,271,941 shares of Common Stock which occurred upon completion of the Company's initial public offering of Common Stock ("IPO").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements including the notes thereto, included in Item 9 herein.

  This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

Company History

  Founded in 1969, the Company began operations as a provider of key punch machines under the tradename "Decision Data". During the 1980s, its operations expanded to include the sale of midrange computer hardware and related maintenance services. During fiscal 1993, the Company decided to focus principally on providing computer maintenance and support services and sold its computer hardware products business.

  From the beginning of fiscal 1993 through fiscal 1996, the Company established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of 27 complementary businesses. The most significant of these were IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for $29.5 million, and Bell Atlantic Business Systems Services ("BABSS") in October 1995 for approximately $250.0 million.

  On October 20, 1995, the Company completed its acquisition of BABSS, for approximately $250 million. At the time of the acquisition, BABSS was among the largest independent service organizations servicing end-user organizations and OEMs. Prior to the acquisition of BABSS, the Company had higher gross margins than BABSS principally because approximately 30% of the Company's revenues in fiscal 1995 were attributable to higher margin contracts involving systems that can be serviced by only a limited number of service providers ("proprietary systems"), whereas BABSS had no revenues from such systems.

  The Company's primary source of revenue is from contracted services for multivendor computer maintenance and technology support services, including hardware support, user and software support, network support and other support services. Approximately 70% of the Company's revenues during the last fiscal year were derived from maintenance contracts for post-warranty service covering a broad spectrum of computer hardware. These contracts typically have a stipulated monthly fee over a fixed initial term (e.g., one year) and continue thereafter unless canceled by either party. In addition, the Company enters into per incident arrangements with its customers. Per incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, e.g., network support or equipment relocation services. Another form of per incident service revenues includes time and material billings for ad hoc services, principally maintenance and repair, provided by the Company. Furthermore, the Company derives other revenues from the repair of hardware and components at the Company's logistics services and depot repair facilities. Pricing of the Company's services is based on various factors including equipment failure rates, cost of spare parts and labor expenses. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the services that are provided.

  The Company experiences revenue growth from two principal sources: internally generated sales from its direct sales force and the acquisition of contracts and businesses of other service providers. The Company experiences loss of revenue under contract when customers replace contract-based equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house.

  Cost of revenues is comprised principally of personnel-related costs (including fringe benefits), inventory cost recognition, amortization of spare parts and facilities costs and related expenses.

  The acquisition of contracts and businesses has generally provided the Company with an opportunity to realize economies of scale because the Company does not increase its costs related to facilities and personnel in the same proportion as increases in acquired revenues.

Results of Operations

  This discussion of results of operations is presented for the Company for the fiscal years ended June 30, 1996, 1995 and 1994. The results of operations of the Company include the operations of BABSS from October 20, 1995 and Servcom from September 1, 1994.

  The following table sets forth, for the periods indicated, certain operating data as a percentage of revenues:



                                                 Fiscal years ended June 30,
                                                 ---------------------------
                                                 1996       1995       1994
                                               ---------  ---------  --------
    Revenues................................     100.0%     100.0%    100.0%
    Cost of revenues........................      74.5       69.6      71.0
                                                 -----      -----     -----
      Gross profit..........................      25.5       30.4      29.0
    Selling, general and administrative
      expenses..............................      12.8       13.5      15.2
    Amortization and write-off of
      intangibles...........................       2.9        4.2       5.0
    Provision (credit) for unused leases....         -          -      (5.9)
    Restructuring expense...................       0.7          -         -
                                                 -----      -----     -----
    Total operating expenses................      16.4       17.7      14.3
                                                 -----      -----     -----
      Operating income......................       9.1       12.7      14.7
    Interest expense........................       2.7        1.5       4.5
    Provision (benefit) for income taxes....       2.6      (14.2)      0.9
    Gain from discontinued operations.......         -       (0.7)        -
    Extraordinary item - early
      extinguishment of debt................       0.3          -         -
                                                 -----      -----     -----
      Net income............................       3.5%      26.1%      9.3%
                                                 =====      =====     =====

Fiscal 1996 compared to fiscal 1995

  Revenues:   Revenues increased by $377.2 million, or 231.4%, from $163.0 million for the fiscal year ended June 30, 1995 to $540.2 million for the fiscal year ended June 30, 1996. The increase is largely a result of acquisitions, principally the BABSS acquisition in October 1995 which accounted for approximately $350 million of the increase.

  Gross profit:   Gross profit increased by $88.4 million, or 178.6%, from $49.5 million during the fiscal year ended June 30, 1995 to $137.9 million for the fiscal year ended June 30, 1996. As a percentage of revenues, gross profit decreased from 30.4% to 25.5%, reflecting the change in mix of services resulting from the acquisition of BABSS. As a result of that acquisition, a smaller portion of revenues was derived from proprietary systems which typically generate higher profit margins than services for non-proprietary systems.

     Selling, general and administrative expenses:   Selling, general and
administrative expenses increased by $47.2 million, from $22.0 million for the fiscal year ended June 30, 1995 to $69.2 million for the fiscal year ended June 30, 1996, principally as a result of the additional expenses relating to the revenue growth discussed above. As a percentage of revenues, selling, general and administrative decreased from 13.5% to 12.8%, respectively, reflecting economies of scale.

  Amortization and write-off of intangibles:   Amortization of intangibles
increased by $8.9 million, from $6.8 million for the fiscal year ended June 30, 1995 to $15.7 million for the fiscal year ended June 30, 1996, principally due to the amortization of intangibles arising from the BABSS acquisition.

  Restructuring expense:   During fiscal 1996, the Company recorded $3.6 million
(net of adjustments recording during the year) in restructuring costs. These costs were related principally to future rent obligations and related costs for facilities of the Company that the Company determined were no longer required as a result of the acquisition of BABSS.

  Interest expense:   Interest expense increased by $12.2 million, from $2.5
million for the fiscal year ended June 30, 1995 to $14.7 million for the fiscal year ended June 30, 1996, principally as a result of the indebtedness incurred to finance the acquisition of BABSS. See Note 10 of the Notes to the Company's Consolidated Financial Statements.

  Provision for income taxes:   The income tax provision for the fiscal year
ended June 30, 1996 was based on an effective tax rate of approximately 40%.
For the fiscal year ended June 30, 1995, the Company reported an income tax benefit equivalent of approximately 126%, arising primarily from the recognition of future tax benefits of tax loss carry-forwards and temporary timing differences. See Note 11 of the Notes to the Company's Consolidated Financial Statements.

  Extraordinary item - early extinguishment of debt: Upon consummation of its IPO in April 1996, the Company was required to pay the total outstanding principal amount of its $30 million of 10.101% subordinated debentures due October 20, 2001. This prepayment resulted in the write-off of unamortized original issue discount of approximately $1.9 million, net of income tax effect of $1.3 million, related to warrants issued with the debentures.

 Fiscal 1995 compared to fiscal 1994

  Revenues:   Revenues increased by $54.6 million, or 50.4%, from $108.4 million for fiscal 1994 to $163.0 million for fiscal 1995. The increase principally reflected the benefit throughout the period of the Company's acquisition of certain assets and liabilities of Servcom in August 1994. Servcom had a monthly revenue base of approximately $5 million at the time of the acquisition.

  Gross profit:   Gross profit increased by $18.1 million, or 57.6%, from $31.4 million in fiscal 1994 to $49.5 million in fiscal 1995. As a percentage of revenues, gross profit increased from 29.0% to 30.4%, principally as a result of increased revenues from service contracts without a proportionate increase in personnel costs.

  Selling, general and administrative:   Selling, general and administrative
expenses increased by $5.5 million, from $16.5 million in fiscal 1994 to $22.0 million in fiscal 1995. The increase is related predominantly to the Servcom acquisition, which required additional administrative and selling support for the Servcom customer contracts. As a percentage of revenues, selling, general and administrative expenses decreased from 15.2% to 13.5%, due to economies of scale.

  Amortization and write-off of intangibles:   Amortization of intangibles
increased by $1.4 million, from $5.4 million in fiscal 1994 to $6.8 million in fiscal 1995. The amortization in fiscal 1994 included a $2.9 million write-off of intangibles relating to acquisitions in prior years. Furthermore, amortization of intangibles arising from acquisitions made in 1991 and 1992 ended during fiscal 1994, offsetting, in part, the additional amortization of intangibles recorded during fiscal 1995 as a result of the August 1994 acquisition of Servcom.

  Credit for unused leases: During fiscal 1994, the Company recorded a benefit of $6.4 million arising from the settlement of lease obligations for facilities no longer used in the Company's business, which obligations had previously been accrued in fiscal 1993. During fiscal 1995, there were no comparable lease settlements.

  Interest expense:   Interest expense decreased $2.3 million, from $4.8 million in fiscal 1994 to $2.5 million in fiscal 1995, due to the 1994 Financial Restructuring (see Note 10 of the Notes to the Company's Consolidated Financial Statements) and a decrease in the prevailing interest rates on bank loans.

  Income taxes:   During fiscal 1995, the Company recorded a $23.1 million
income tax benefit related to the expected utilization of tax loss carryforwards (which is net of a $10 million offsetting charge for potential limitations on their use) and the future tax benefit of other deductible temporary differences. As of June 30, 1995, based on its ability to generate taxable income, the Company recorded the appropriate deferred taxes. See Note 11 of the Notes to the Company's Consolidated Financial Statements. The effective tax rate in 1994 was approximately 9.2%, which resulted from application of alternative minimum income tax and state taxes.

  Discontinued operations:   During fiscal 1995, the Company revised its
estimates of certain accruals created as a result of the disposal of its computer products division during fiscal 1993. The reversal of certain accruals resulted in $1.1 million in additional net income in fiscal 1995. See Note 3 of the Notes to the Company's Consolidated Financial Statements.

Limitation on Use of Net Operating Loss and Other Tax Credit Carryforwards

  At June 30, 1996, the Company had tax loss carryforwards of approximately $38.1 million, which expire between 2002 and 2009, and other tax credits of approximately $1.1 million, available indefinitely, for federal income tax purposes. The Company believes that the IPO may have caused an "ownership change" pursuant to applicable regulations in effect under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Company therefore estimates that the use of these tax loss carryforwards and other tax credits will be limited during any future period subsequent to June 30, 1996 to approximately $20.0 million per annum.

Liquidity and Capital Resources

  Until its IPO in April 1996, the Company's principal sources of capital had been borrowings from banks, private placements of equity and debt securities with principal stockholders and cash flow generated by operations.

  The Company has relied on banks as the primary source of funds required for larger acquisitions, such as the August 1994 acquisition of certain assets and liabilities of Servcom and the October 1995 acquisition of BABSS. The Company's smaller acquisitions since July 1993 have been funded largely through a combination of seller financing and cash.

  As stated above, in fiscal 1994, the Company initiated the 1994 Financial Restructuring. Prior to the 1994 Financial Restructuring, the Company was not in default on any of its debt instruments. However, the payment-in-kind provisions that permitted the Company to pay in full its obligations under the Company's 14.5% Senior Subordinated Notes and 13.5% Junior Subordinated Notes by issuance of additional notes were scheduled to expire. The Company would not have had sufficient cash flow to satisfy its obligations under the notes, and the 1994 Restructuring was completed to reduce the Company's debt service obligations and avoid defaulting under the subordinated notes. See Notes 10 and 14 of the Notes to the Company's Consolidated Financial Statements.

  In October 1995, the Company used a combination of bank financing and private placements to finance the approximately $250 million acquisition of BABSS and to repay existing bank debt of $31.5 million. The Company borrowed $230.0 million from banks, and obtained an additional $30 million from the private placement of Series C

Preferred Stock and $30.0 million from the issuance of the 10.101% subordinated notes due 2002. See Note 10 of the Notes to the Company's Consolidated Financial Statements. In addition, the banks provided the Company with the $30.0 million 1995 Revolving Credit Facility.

  In April 1996, the Company completed an initial public offering raising $106 million through the issuance of 6.3 million shares of common stock. The Company used the proceeds to repay approximately $70 million of the 1995 Term Loan and $30 million of the 10.101% subordinated notes due 2001. Concurrent with the IPO, the Company's Preferred Stock (Series A, B and C) were converted into common stock in accordance with the terms of each series.

  In April 1996 the Company converted the 1995 Term Loan and the existing $30 million Revolving Credit Facility into a $225 million variable rate, unsecured revolving credit facility ("the 1996 Revolving Credit Facility"). The 1996 Revolving Credit Facility bears interest at floating rates, based either on the LIBOR or prime rate, in either case plus an applicable margin, at the Company's option. As of June 30, 1996, the applicable rate was LIBOR plus 0.75%, or 6.32%. To offset the variable rate characteristic of the borrowings, the Company has entered into interest rate swap agreements resulting in fixed Eurodollar interest rates of 5.4% on $40.0 million through December 1997 and 5.5% on another $40.0 million through December 1998, thereby leaving approximately $100 million subject to floating rates under the 1996 Revolving Credit Facility. See Notes 1 and 10 of the Notes to the Company's Consolidated Financial Statements.

  The borrower under the 1996 Revolving Credit Facility is the Company's primary operating subsidiary, DecisionOne Corporation. Repayment of the debt is guaranteed by the Company and its other subsidiaries, except for its Canadian subsidiary.

  As of June 30, 1996, the Company had available borrowings under the 1996 Revolving Credit Facility of $35.1 million.

  The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of three waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fourth, related site, but has not received any other communication in respect of that site. The Company has estimated that its share of the costs of the clean-up of one of the sites will be approximately $500,000, which has been provided for in liabilities related to the discontinued products division in the accompanying consolidated balance sheets as of June 30, 1996, and 1995. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's share, if any, of the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 18 of the Notes to the Company's Consolidated Financial Statements.

  In fiscal years 1996, 1995, and 1994, the Company generated net cash flow from operating activities of $51.9 million, $38.4 million, and $28.7 million, respectively. Cash required to fund the purchase of spare parts and for capital expenditures totaled $70.8 million, $14.9 million and $2.2 million, during fiscal 1996, 1995 and 1994, respectively. At June 30, 1996 the Company had no material commitments for purchases of spare parts or capital expenditures.

  The allowance for uncollectible accounts at June 30, 1996 and 1995 amounted to 9.4% and 19.2% of trade receivables, respectively, because of the Company's write-off experience with respect to accounts receivable obtained by acquisition and the potential offset against an OEM's trade receivable in respect of unreturned unused and replaced parts.

  The Company maintains a significant inventory of expendable and repairable spare parts. Expendable parts are expensed as they are used in the operations of the business. Repairable spare parts are recorded at cost at the time of their acquisition and amortized over five years. The Company maintains a high level of inventories due to the wide range of products serviced, ranging from mainframe to personal computers.

   The Company provides for obsolescence when accounting for expendable inventories and reviews obsolescence as it applies to its repairable spare parts. The Company believes it has provided adequate reserves for obsolescence for expendable inventories. The Company believes that accumulated amortization on repairable spare parts renders the need for an obsolescence reserve with respect to repairable spare parts unnecessary.

   At June 30, 1996, the Company's debt-to-equity ratio was approximately 1 to
1. The balance sheet reflects working capital (deficiency) as of June 30, 1996, 1995, and 1994, of $12.9 million, ($51.8) million and ($34.0) million, respectively, which deficits for 1995 and 1994 were primarily attributable to the use of short-term liabilities to fund the purchase of long-term assets.

   The Company will continue to have obligations relating to maturities of long term debt in future years. See Note 10 of the Notes to the Company's Consolidated Financial Statements. The Company believes that its operations will generate sufficient cash to meet its requirements for working capital and for purchases of repairable spare parts and debt service obligations and to finance any further capital expenditures. Expansion of the Company's business through acquisitions, however, may require additional funds. While the Company will seek such financing as may be required to fund any future acquisitions, there is no assurance that such financing will be available on reasonable terms.

Effect of Inflation

   Inflation has not been a material factor affecting the Company's business.
In recent years, the cost of electronic components has remained relatively stable due to competitive pressures within the industry, which has enabled the Company to contain its service costs. The Company's general operating expenses, such as salaries, employee benefits, and facilities costs, are subject to normal inflationary pressures, the effect of which, is minimized through increases in service contracts.


Item 8. Financial Statements and Supplementary Data

        Attached hereto and a part of this report are financial statements and supplementary data listed in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning the directors and executive officers of the Company.


            Name             Age                     Position
- ---------------------------  ---  ----------------------------------------------
Kenneth Draeger.........     56   Chairman and Chief Executive Officer and Director
Stephen J. Felice.......     39   President
R. Peter Zimmermann.....     56   Executive Vice President
Thomas J. Fitzpatrick...     38   Vice President and Chief Financial Officer
Joseph S. Giordano......     41   Senior Vice President--Operations
James J. Greenwell......     37   Senior Vice President--Sales & Marketing
Thomas M. Molchan.......     41   General Counsel and Corporate Secretary
Dwight T. Wilson........     40   Vice President--Human Resources
Don E. Ackerman.........     62   Director
Bruce K. Anderson.......     56   Director
Michael C. Brooks.......     51   Director
Thomas E. McInerney.....     55   Director
Arthur F. Weinbach......     53   Director

    Kenneth Draeger has been the Chief Executive Officer of the Company since July 1992 and Chairman of the Company since November 1995. From 1988 to 1991, Mr. Draeger was President of Agfa/Compugraphic, a manufacturer of electronic pre-press equipment. Mr. Draeger is also a director of Galileo Electro-optics Corporation.

    Stephen J. Felice has been the President of the Company since October 1995. Mr. Felice joined BABBS in March 1987. He served as Vice President and General Manager, Sales and Operations from January 1991 to October 1995 and was responsible for all service delivery, sales activity, customer management, and marketing channels with management responsibility over almost 3,000 employees.

    R. Peter Zimmermann has been the Executive Vice President of the Company since August 1996. From March 1993 to August 1996, he was Vice President and Chief Financial Officer of the Company. From October 1991 to March 1993, Mr. Zimmermann was Vice President and Chief Financial Officer of Revelation Technologies, Inc. and was a self-employed financial consultant from July 1989 to October 1991. His experience includes serving as a partner of Touche Ross & Co., a predecessor of Deloitte & Touche LLP.

    Thomas J. Fitzpatrick has been the Vice President and Chief Financial Officer of the Company since August 1996. Prior to August 1996 Mr. Fitzpatrick was Vice President of Network Finance at Bell Atlantic Network Services, Inc. Mr. Fitzpatrick served more than eight years at Bell Atlantic Business Systems Services, including over four years as Vice President and Chief Financial Officer.

    Joseph S. Giordano has been Senior Vice President--Operations of the Company since October 1995. From October 1993 to October 1995, Mr. Giordano was Vice President Sales and Service Delivery of BABSS. From January 1991 to October 1993, he was an Area General Manager of BABSS.

    James J. Greenwell has been Senior Vice President--Sales & Marketing of the Company since October 1995, and was Vice President Sales and Marketing of the Company from 1993 to October 1995. From January 1992 to 1993, Mr. Greenwell was Director of Operations of the Company's Qantel operation. Prior to January 1992, he was Vice President, Sales and Marketing of Qantel Corporation.

    Thomas M. Molchan has been General Counsel and Corporate Secretary of the Company since October 1995. From December 1986 to October 1995, he was Vice President and General Counsel of BABSS.

    Dwight T. Wilson has been Vice President--Human Resources of the Company since October 1995. From April 1994 to October 1995, Mr. Wilson was Vice President--Human Resources of BABSS. From October 1990 to March 1994, Mr. Wilson was Director, Human Resources Policies and Planning of BABSS.

    Don E. Ackerman has been a Director of the Company since 1988 and was its Chairman from 1988 until 1994. Mr. Ackerman has been Chairman of WCI Communities Limited Partnership since July 1995, the Chairman of Walden University since September 1992 and President of Chandelle Ventures, Inc. since November 1991. Prior to that time, Mr. Ackerman was a partner at J.H. Whitney & Co. ("Whitney"). Mr. Ackerman is also a director of Genicom Corporation ("Genicom") and Schlumberger Ltd.

    Bruce K. Anderson has been a Director of the Company since 1988. Mr. Anderson has been a General Partner of certain Welsh, Carson, Anderson, & Stowe ("WCAS") affiliated partnerships since 1979. Mr. Anderson is also a director of SEER Technologies and Broadway & Seymour.

    Michael C. Brooks has been a Director of the Company since 1988. Mr. Brooks has been a General Partner of Whitney since January 1985 and currently serves as Managing Partner. Mr. Brooks is also a director of SunGard Data Systems, Inc.

    Thomas E. McInerney has been a Director of the Company since 1988. From 1994 to 1995, Mr. McInerney served as Chairman of the Company. Mr. McInerney has been a General Partner of certain WCAS affiliated partnerships since 1991. Mr. McInerney is also a director of Bisys Group, Inc. and Aurora Electronics, Inc.

    Arthur F. Weinbach has been a Director of the Company since 1996. Mr. Weinbach is President and Chief Executive Officer and a Director of Automatic Data Processing, Inc. ("ADP"). Since 1981, he has served in various executive and managerial positions with ADP, including over nine years as Chief Financial Officer and six years as a member of ADP's Board of Directors.
  Prior to joining ADP, Mr. Weinbach was a Partner with Touche Ross & Co., a predecessor of Deloitte & Touche LLP.


  Item 11.  Executive Compensation

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1996.


  Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1996.


  Item 13.  Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1996.

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules and reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

               See Index to Financial Statements appearing on Page F-1.

          (2)  Financial Statement Schedules

               Schedule II--Valuation and Qualifying Accounts

          (3)  Exhibits


Exhibits
- --------

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by refernce. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

    Exhibit No.        Exhibit
    -----------        -------

     3.1      Amended and Restated Certificate of Incorporation (Exhibit 3.1)(1)

     3.2      Amended and Restated Bylaws (Exhibit 3.2)(1)

     10.1*+ Stock Option and Restricted Stock Purchase Plan, as amended and restated, subject to approval at the next annual meeting of stockholders

     10.2+    Form of Incentive Stock Option Agreement (Exhibit 10.2)(1)

     10.3+ Incentive Stock Option Agreement, dated June 1, 1993, with Kenneth Draeger (Exhibit 10.3)(1)

     10.4+ Incentive Stock Option Agreement, dated August 1, 1993, with Kenneth Draeger (Exhibit 10.4)(1)

     10.5+ Incentive Stock Option Agreement, dated February 1, 1994, with Kenneth Draeger (Exhibit 10.5)(1)

     10.6+ Incentive Stock Option Agreement with R. Peter Zimmermann (Exhibit 10.6)(1)

     10.7+    Employment Agreement with Kenneth Draeger (Exhibit 10.7)(1)

     10.8+    Employment Letter with Stephen J. Felice (Exhibit 10.8)(1)

     10.9+    Employment Letter with R. Peter Zimmermann (Exhibit 10.9)(1)

     10.10+   Employment Letter with James J. Greenwell (Exhibit 10.10)(1)

     10.11    Amended and Restated Registration Rights Agreement
              (Exhibit 10.11)(1)

     10.12 First Amendment to Amended and Restated Registration Rights Agreement (Exhibit 10.12)(1)

     10.13 Lease for Frazer, Pennsylvania executive offices (East) (Exhibit 10.14)(1)

     10.14 Lease for Frazer, Pennsylvania executive offices (West) (Exhibit 10.15)(1)

     10.15 Lease for Malvern, Pennsylvania depot and call center (Exhibit 10.16)(1)

     10.16+   Employment Letter with Joseph S. Giordano (Exhibit 10.17)(2)

     10.17    Lease for Bloomington, Minnesota call center (Exhibit 10.18)(2)

     10.18    Lease for Hayward, California depot (Exhibit 10.19)(2)

     10.19    Lease for Northborough, Massachusettes depot (Exhibit 10.20)(2)

     10.20* Revolving Credit Agreement, dated as of April 26, 1996, among DecisionOne Holdings Corp., DecisionOne Corporation and The First National Bank of Boston et al.

     10.21*+  Employment Agreement with Thomas J. Fitzpatrick

     21*      Subsidiaries of the Registrant

     23*      Consent of Deloitte & Touche LLP

     24*      Power of Attorney

- -------------------------------

*    Filed herewith.

+    Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996.

(2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on March 14, 1996.


     (b)  Current Reports on Form 8-K filed during the quarter ended June 30,
  1996:

           None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY
     Independent Auditors' Report                                           F-2

     Consolidated Balance Sheets as of June 30, 1996 and 1995               F-3

     Consolidated Statements of Operations for the Years Ended
          June 30, 1996, 1995 and 1994                                      F-4

     Consolidated Statements of Shareholders' Equity for the Years Ended
          June 30, 1996, 1995 and 1994                                      F-5

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 1996, 1995 and 1994                                      F-6

     Notes to Consolidated Financial Statements                             F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of DecisionOne Holdings Corp.:

We have audited the accompanying consolidated balance sheets of DecisionOne Holdings Corp. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DecisionOne Holdings Corp. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
August 30, 1996

DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
(IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)
- --------------------------------------------------------------------------------

ASSETS                                                                      1996        1995
CURRENT ASSETS:
  Cash and cash equivalents                                              $  8,221    $  2,659
  Accounts receivable, net (Note 5)                                        92,650      27,758
  Inventories (Note 6)                                                     30,130       4,024
  Prepaid expenses, income tax receivable and other assets                  4,752         763
  Deferred tax asset (Note 11)                                              8,018       8,503
                                                                         --------    --------

            Total current assets                                          143,771      43,707

REPAIRABLE PARTS, Net                                                     154,970      27,360

PROPERTY AND EQUIPMENT, Net (Note 7)                                       32,430       4,429

DEFERRED TAX ASSET, Net (Note 11)                                          16,405      25,011

INTANGIBLES, Net (Note 8)                                                 164,659      34,568

OTHER ASSETS                                                                2,275         478
                                                                         --------    --------

TOTAL ASSETS                                                             $514,510    $135,553
                                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 10)                            $  2,321    $ 19,414
  Accounts payable                                                         53,347      11,412
  Accrued expenses (Note 9)                                                36,217      21,773
  Deferred revenues                                                        38,485      40,222
  Income taxes payable (Note 11)                                                        1,648
  Net liabilities related to discontinued products division
   (Notes 3 and 18)                                                           479       1,056
                                                                         --------    --------

            Total current liabilities                                     130,849      95,525

REVOLVING CREDIT LOAN AND LONG-TERM DEBT (Note 10)                        188,582       6,157

OTHER LIABILITIES (Note 12)                                                14,286      12,383

REDEEMABLE PREFERRED STOCK (Note 15)                                                    6,811

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; authorized 5,000,000
   shares; none outstanding
  Common stock, $.01 par value;
   authorized 100,000,000 shares in 1996 and  25,000,000
   shares in 1995; issued and outstanding 27,340,288 shares
   in 1996 and 8,935,348 shares in 1995                                       273          89
  Additional paid-in capital (Note 10)                                    255,262     107,991
  Accumulated deficit                                                     (73,516)    (92,378)
  Foreign currency translation adjustment                                     622         680
  Pension liability adjustment (Note 16)                                   (1,848)     (1,705)
                                                                         --------    --------

            Total shareholders' equity                                    180,793      14,677
                                                                         --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $514,510    $135,553
                                                                         ========    ========

See notes to consolidated financial statements.

DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                              1996          1995          1994
REVENUES:
  Service                                 $   526,703   $   154,044   $    97,548
  Other                                        13,488         8,976        10,868
                                          -----------   -----------   -----------

                                              540,191       163,020       108,416
                                          -----------   -----------   -----------
COST OF REVENUES:
  Service                                     393,311       107,922        70,502
  Other                                         9,005         5,561         6,478
                                          -----------   -----------   -----------

                                              402,316       113,483        76,980
                                          -----------   -----------   -----------

GROSS PROFIT                                  137,875        49,537        31,436

OPERATING EXPENSES:
  Selling, general and administrative
   expenses                                    69,237        21,982        16,474
  Amortization and write-off of
   intangibles (Notes 2 and 8)                 15,673         6,776         5,380
  Credit for unused leases, net (Note 14)                                  (6,401)
  Restructuring charge (Note 17)                3,592
                                          -----------   -----------   -----------

OPERATING INCOME                               49,373        20,779        15,983

INTEREST EXPENSE, net of interest
 income of $239 in 1996,
 $53 in 1995 and $132 in 1994                  14,714         2,468         4,847
                                          -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES (BENEFIT),
 DISCONTINUED OPERATIONS AND
 EXTRAORDINARY ITEM                            34,659        18,311        11,136

PROVISION FOR INCOME TAXES (BENEFIT)           13,870       (23,104)        1,024
 (Note 11)                                -----------   -----------   -----------

INCOME BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                       20,789        41,415        10,112

DISCONTINUED OPERATIONS (Note 3) -
 Income from operations of discontinued
 products division                                            1,113
                                          -----------   -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM               20,789        42,528        10,112

EXTRAORDINARY ITEM, NET OF TAX BENEFIT
 OF $1,284 (Note 10)                            1,927
                                          -----------   -----------   -----------

  Net income                              $    18,862   $    42,528   $    10,112
                                          ===========   ===========   ===========

PRIMARY INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                   $       .83   $      1.81   $       .45
  Discontinued operations                                       .05
  Extraordinary item                             (.08)
                                          -----------   -----------   -----------
  Net income                              $       .75   $      1.86   $       .45
                                          ===========   ===========   ===========
  Weighted average number of common and
   common equivalent shares outstanding    25,195,867    22,842,727    22,594,764
                                          ===========   ===========   ===========

FULLY DILUTED INCOME (LOSS) PER COMMON
 SHARE:
  Continuing operations                   $       .82   $      1.79   $       .45
  Discontinued operations                                       .05
  Extraordinary item                             (.08)
                                          -----------   -----------   -----------

  Net income                              $       .74   $      1.84   $       .45
                                          ===========   ===========   ===========

  Weighted average number of common and
   common equivalent shares outstanding    25,429,961    23,149,301    22,594,764
                                          ===========   ===========   ===========

See notes to consolidated financial statements.

DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)
- --------------------------------------------------------------------------------

                                               PREFERRED STOCK                 COMMON STOCK          ADDITIONAL
                                         --------------------------    ---------------------------
                                           NUMBER OF       AMOUNT        NUMBER OF         AMOUNT     PAID-IN        ACCUMULATED
                                            SHARES                        SHARES                      CAPITAL          DEFICIT
BALANCE, JUNE 30, 1993

 Net income                                                               8,889,547      $     89     $ 87,324        $(145,018)

 Adjustment to pension liability                                                                                         10,112

 Foreign currency translation
  adjustment

 Accrued dividends on Series A and B
  Redeemable Preferred Stock (Note 15)                                                                    (186)

 Increase in additional paid-in
  capital and number of common stock
  shares due to debt restructuring

BALANCE, JUNE 30, 1994                                                       30,801                     21,220
                                                                         ----------      --------     ---------       ---------
 Net income                                                               8,920,348            89      108,358         (134,906)

 Adjustment to pension liability                                                                                         42,528

 Foreign currency translation
  adjustment

 Accrued dividends on Series A and B
  Redeemable Preferred Stock (Note 15)                                                                    (375)

 Increase due to exercise of options
  (Note 13)                                                                  15,000                          8
                                                                         ----------      --------    ---------        ---------
BALANCE, JUNE 30, 1995                                                    8,935,348            89      107,991          (92,378)

 Net income

 Adjustment to pension liability                                                                                         18,862

 Increase - Common Stock issued:
  Exercise of preemptive rights                                             384,502             4        1,526
  Public offering                                                         6,300,000            63      106,250
  Exercise of options                                                       329,850             3          300
  Exercise of warrants                                                      118,664             1          598
  Conversion of Redeemable Preferred
   Stock                                                                 11,271,924           113       37,529

 Decrease - stock issuance costs                                                                        (1,573)

 Increase - issuance of warrants                                                                           126

 Increase - issuance of warrants
  attached to Subordinated Debentures                                                                    3,400

 Foreign currency translation adjustment

 Accrued dividends on Redeemable
  Preferred Stock                                                                                         (885)
                                          ---------      --------        ----------      ---------   ---------        ---------
BALANCE, JUNE 30, 1996                         -         $      0        27,340,288      $    273    $ 255,262        $ (73,516)
                                          =========      ========        ==========      =========   =========        =========

                                                                  FOREIGN                                         TOTAL
                                                                  CURRENCY               PENSION              SHAREHOLDERS'
                                                                 TRANSLATION            LIABILITY             (DEFICIENCY)
                                                                 ADJUSTMENT             ADJUSTMENT               EQUITY
BALANCE, JUNE 30, 1993                                              $445                  $  (986)               $(58,146)

 Net income                                                                                                        10,112

 Adjustment to pension liability                                                             (639)                   (639)

 Foreign currency translation
  adjustment                                                          12                                               12

 Accrued dividends on Series A and B
  Redeemable Preferred Stock (Note 15)                                                                               (186)

 Increase in additional paid-in
  capital and number of common stock
  shares due to debt restructuring                                                                                 21,220
                                                                    ----                  -------                --------
BALANCE, JUNE 30, 1994                                               457                   (1,625)                (27,627)

 Net income                                                                                                        42,528

 Adjustment to pension liability                                                              (80)                    (80)

 Foreign currency translation
  adjustment                                                         223                                              223

 Accrued dividends on Series A and B
  Redeemable Preferred Stock (Note 15)                                                                               (375)

 Increase due to exercise of options
  (Note 13)                                                                                                             8
                                                                    ----                  -------                --------
BALANCE, JUNE 30, 1995                                               680                   (1,705)                 14,677

 Net income                                                                                                        18,862

 Adjustment to pension liability                                                             (143)                   (143)

 Increase - Common Stock issued:
  Exercise of preemptive rights                                                                                     1,530
  Public offering                                                                                                 106,313
  Exercise of options                                                                                                 303
  Exercise of warrants                                                                                                599
  Conversion of Redeemable Preferred
   Stock                                                                                                           37,642

 Decrease - stock issuance costs                                                                                   (1,573)

 Increase - issuance of warrants                                                                                      126

 Increase - issuance of warrants
  attached to Subordinated Debentures                                                                               3,400

 Foreign currency translation adjustment                             (58)                                             (58)

 Accrued dividends on Redeemable Preferred
  Stock                                                                                                              (885)
                                                                    ----                  -------                --------
BALANCE, JUNE 30, 1996                                              $622                  $(1,848)               $180,793
                                                                    ====                  =======                ========

See notes to consolidated financial statements.

DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
(IN THOUSANDS)
- -------------------------------------------------------------------------

                                             1996       1995       1994
OPERATING ACTIVITIES:
  Net income                              $  18,862   $ 42,528   $ 10,112
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Income from discontinued operations                 (1,113)
    Write-down of intangible assets                         70      2,932
    Net credit on unused leases, net                               (6,401)
    Depreciation and amortization            61,851     16,172     10,158
    Deferred income taxes                     7,579    (23,104)
    Provision (recovery of loss) on
     accounts receivable                      3,434      1,930       (162)
    Provision for inventory obsolescence      1,171      1,995      1,580
    Extraordinary item                        1,927
    Changes in operating assets and
     liabilities, net of effects from
     companies acquired, which
     provided (used) cash:
      Accounts receivable                    (1,900)    (8,836)    (3,498)
      Inventories                            (1,248)       931      1,107
      Accounts payable                           29      4,552       (787)
      Accrued expenses                          227     (5,723)       264
      Deferred revenues                     (33,928)     6,811      9,547
      Net changes in other assets and
       liabilities                           (6,110)     2,202      3,870
                                          ---------   --------   --------
           Net cash provided by
            operating activities             51,894     38,415     28,722
                                          ---------   --------   --------
INVESTING ACTIVITIES:
  Capital expenditures - net of
   retirements                               (7,278)    (2,786)      (304)
  Repairable parts purchases                (63,514)   (12,154)    (1,857)
  Purchases of companies                   (275,562)   (39,331)    (1,187)
                                          ---------   --------   --------

           Net cash used in investing
            activities                     (346,354)   (54,271)    (3,348)
                                          ---------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred
   stock                                     31,392                 2,250
  Proceeds from issuance of
   subordinated debentures                   30,000
  Proceeds from issuance of common stock    106,313
  Proceeds from borrowings                  703,259     32,000     11,000
  Payment of subordinated debentures        (30,000)
  Payments on borrowings                   (537,548)   (14,463)   (37,713)
  Principal payments under capital
   leases                                    (3,423)
  Other                                          29                  (483)
                                          ---------   --------   --------
            Net cash provided by (used
            in) financing activities        300,022     17,537    (24,946)
                                          ---------   --------   --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                  5,562      1,681        428

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                      2,659        978        550
                                          ---------   --------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR    $   8,221   $  2,659   $    978
                                          =========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Net cash paid during the year for:
    Interest                              $  14,838   $  2,065   $    485
    Income taxes                              5,344      1,009        397
  Noncash investing/financing
   activities:
    Interest exchanged for subordinated
     debt (Note 10)                                                 2,073
    Issuance of seller notes in
     connection with acquisitions (Note 10)     587      2,866      1,313
    Accretion of accrued dividends
     (Note 15)                                  885        375        186

See notes to consolidated financial statements.

DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

1.   NATURE OF BUSINESS

     DecisionOne Holdings Corp. and its wholly owned subsidiaries (the "Company") are providers of multi-vendor computer maintenance and technology support services. The Company's services include hardware support, user and software support, network support and other support services. These services are offered by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals. The Company maintains approximately 3,900 technical personnel located in over 150 service locations in North America.

     Through June 30, 1995, the Company's services predominantly involved the provision of maintenance services to the midrange computer market. On October 20, 1995, the Company acquired Bell Atlantic Business Systems Services, Inc. ("BABSS") (see Note 4). BABSS provided computer maintenance and technology support services for computer systems ranging from the data center, which includes both mainframe and midrange systems, to desk top. Subsequent to the acquisition, DecisionOne Holdings Corp.'s principal operating subsidiary, Decision Servcom, Inc., was merged into BABSS, which had changed its name to DecisionOne Corporation. As a result, DecisionOne Corporation is the principal operating subsidiary of the Company.

     The Company's wholly owned, direct international subsidiaries are not significant to the Company's financial statements.

2.   SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of DecisionOne Holdings Corp. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase.

     INVENTORIES - Inventories are stated at the lower of cost or market, cost principally being determined using the weighted average method. The Company previously determined cost using the FIFO (first-in, first-out) method. The change has no material effect on the financial statements.

     REPAIRABLE PARTS - Repairable parts are required in order to meet the requirements of the contracts with the Company's maintenance customers. These parts are principally purchased from equipment manufacturers and other third parties. As these parts are purchased, they are capitalized at cost and amortized principally using the straight-line method over three to five years, their estimated useful life. Repairable parts are repaired by the Company based upon anticipated need and generally have an economic life that extends beyond the normal life cycle of the applicable product. Costs of refurbishing parts are charged to operations as incurred. Repairable parts are stated at cost, less accumulated amortization of $45,064,000 and $46,554,000 as of June 30, 1996 and 1995, respectively. Repairable parts amortization expense for the years ended June 30, 1996, 1995 and 1994 was $37,869,000, $7,688,000 and $5,929,000, respectively.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the depreciable assets. Capitalized equipment leases and leasehold improvements are amortized over the shorter of the related lease terms or asset lives. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is charged to operations.

     INTANGIBLE ASSETS - Intangible assets are comprised of excess purchase price over net assets acquired (goodwill), debt issuance costs and other intangible assets, including the fair value of contractual profit participation rights, acquired customer contracts, tradenames, other intangibles, and amounts assigned to noncompete agreements.

     Goodwill is being amortized on a straight-line basis over 20 years. Other intangibles are being amortized, primarily on a straight-line basis, over 3 to 8 years for customer contracts; 20 years for contractual profit participation rights; 1 to 6 years for tradenames and other intangibles; and over four-year terms for specific noncompete agreements. Debt issuance costs are amortized using the interest method over the term of the related debt.

     CARRYING VALUE OF LONG-TERM ASSETS - The Company evaluates the carrying value of long-term assets, property and equipment, repairable parts and intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

     REVENUE - The Company enters into maintenance contracts whereby it services various manufacturers' equipment. Revenues from these contracts are recognized ratably over the terms of such contracts. Revenues from multi-period contracts are recorded as deferred revenues and are recognized ratably over the term of the contracts.

     Revenues derived from the maintenance of equipment not under contract are recognized as the service is performed.

     Revenues derived from other technology support services are recognized as the service is performed or ratably over the term of the contract.

     Estimated losses on contracts, if any, are charged against earnings in the period in which such losses are identified.

     FOREIGN CURRENCY TRANSLATION - Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity (deficiency). Gains and losses resulting from foreign currency transactions are included in operations.

     CREDIT RISK - Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across many industries.

     INCOME TAXES - Effective July 1, 1993, the Company changed its policy of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. The Company previously followed Financial Accounting Standards No. 96, Accounting for Income Taxes. SFAS No. 109 requires, among other things, the accrual of deferred tax liabilities for future taxable amounts, deferred tax assets for future deductions and operating loss carryforwards, and a valuation allowance to reduce deferred tax assets to the amounts that are more likely than not to be realized. The adoption of SFAS No. 109 on July 1, 1993 did not have a material effect on the Company's consolidated financial position or results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

          CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE - The carrying amount of these items are a reasonable estimate of their fair value.

          SHORT-TERM DEBT AND LONG-TERM DEBT - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues. Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS - Effective July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, ("SFAS No. 106") Employers' Accounting for Postretirement Benefits Other Than Pensions, and Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), Employers' Accounting for Postemployment Benefits. The adoption of SFAS No. 106 and SFAS No. 112 did not have a material effect on the Company's consolidated financial position or results of operations.

     STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Under SFAS No. 123, the Company is permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but will be required to disclose in a note to the consolidated financial statements pro forma net income and income per share information as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

     The Company has determined that it will continue to account for such transactions under APB No. 25 and will provide the disclosures required by SFAS No. 123 during the year ending June 30, 1997.

     DERIVATIVE FINANCIAL INSTRUMENTS - Derivative financial instruments, which constitute interest rate swaps (see Note 10), are used by the Company in the management of its interest rate exposure and are accounted for on an accrual basis. These derivative financial instruments are used to hedge risk caused by fluctuating interest rates. Hedged financial instruments are accounted for based on settlement accounting. Income and expense are recorded in the same category as that arising from the related asset or liability. The amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the periods in which they accrue. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Gains realized on termination of interest rate swap contracts are deferred and amortized over the remaining terms of the original swap agreements. The Company does not hold or issue any derivative financial instruments for trading purposes.

3.   DISCONTINUED OPERATIONS

     On February 9, 1993, the Company sold all of the inventory, fixed assets and other intangible assets, as defined in the asset purchase agreement, of its products division. The remaining assets and liabilities of the discontinued operations consisted mainly of accounts receivable and accrued expenses for warranty, lease commitments and other accrued costs. In 1993, the Company established liabilities based on the best available information. In 1995, the Company revised its estimates as a result of settlement of these liabilities and the consolidated statement of operations for 1995 reflects an increase in net income of $1,113,000 for the change in estimate.

     In conjunction with the sale of the products division, the Company entered into a maintenance service agreement with the purchaser. The agreement provides that the Company has the option to be the exclusive provider of warranty, extended warranty and maintenance services of products marketed by the purchaser for a term of 5 years after the date of the sale.

4.   BUSINESS ACQUISITIONS

     During the years ended June 30, 1996, 1995 and 1994, the Company acquired certain net assets of a series of service companies as follows:

                                                   CONSIDERATION (IN THOUSANDS)
                                            -------------------------------------------
                                                                                  TOTAL
                                  NUMBER OF                                      PURCHASE          OTHER
          YEARS ENDED            ACQUISITIONS        CASH           NOTES         PRICE         INTANGIBLES       GOODWILL

       Significant business acquisitions:
         June 30, 1995                1            $27,413          $2,094        $29,507         $15,600          $7,394
         June 30, 1996                1            250,549                        250,549          72,581          60,533

       Nonsignificant business and maintenance contract acquisitions:

         June 30, 1994                5                975           1,490          2,465           3,193
         June 30, 1995                5              9,327             255          9,582           4,577           8,680
         June 30, 1996                5             14,853             578         15,431           6,522           6,318

     The Company purchased substantially all of the operating assets and assumed certain liabilities of the acquired entities. These acquisitions have been accounted for as purchase transactions, with the purchase price of each acquisition allocated to the assets and liabilities acquired based on their respective estimated fair values at the dates of acquisition. The results of operations of the acquired entities have been included in the accompanying consolidated financial statements from the dates of acquisition.

     On August 31, 1994, the Company purchased certain net assets and liabilities of IDEA/Servcom, Inc. for approximately $29,500,000. This acquisition was funded by cash and the issuance of a $2,600,000 noninterest-bearing note to the seller. See seller notes payable section of
     Note 10. The excess of asset purchase price over the fair value of assets acquired at the date of purchase resulted in goodwill of approximately $7,400,000.

     On October 20, 1995, the Company acquired all of the outstanding common stock of BABSS, a subsidiary of Bell Atlantic Corporation ("BAC") for approximately $250,549,000. The acquisition was funded with the proceeds from the issuance of $30,000,000 of Series C preferred stock, $30,000,000 of subordinated debentures and the balance from additional bank borrowings (see Notes 10 and 15). The excess of asset purchase price over the fair value of assets acquired at the date of purchase resulted in goodwill of approximately $58,796,000 initially recorded. Subsequent to the acquisition, the Company recorded a net adjustment increasing goodwill by $1,737,000 and adjusted other balance sheet accounts principally by the same amount. This resulted from the adjustment and reclassification of certain tax accruals offset by favorable negotiations on certain leased facilities (see Note 9). As part of the acquisition, the Company purchased from BAC contractual profit participation rights whereby the Company will receive a fixed percentage of the annual operating profits (3.2% or 3.5%, depending upon the level of profits) earned by a former foreign affiliate of BAC which provides computer maintenance and technology support services in Europe. The value of the discounted estimated future cash flows over a twenty-year period from these contractual profit participation rights is $25,000,000.

     The following summarized unaudited pro forma information for significant acquisitions that have a material effect on the Company's results of operations for the years ended June 30, 1996 and 1995 assumes that the acquisitions occurred as of July 1, 1994. The nonsignificant business and maintenance contract acquisitions are not considered material individually or in the aggregate. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant acquisitions been in effect on the dates indicated or which may result in the future.

                                                                                  (IN THOUSANDS, EXCEPT PER
                                                                                         SHARE AMOUNTS)
                                                                                      YEARS ENDED JUNE 30,
                                                                                  ---------------------------
                                                                                      1996           1995
                                                                                          (UNAUDITED)
         Revenues                                                                   $697,676       $679,284
         Income from continuing operations before extraordinary item                  31,080         20,153
         Net income                                                                   29,153         21,266

         Primary Income Per Common Share:
          Income from continuing operations before extraordinary item
           per shares                                                               $   1.23       $   0.88
          Net income per common share                                                   1.16           0.93

         Fully Diluted Income Per Common Share:
          Income from continuing operations before extraordinary item
           per share                                                                $   1.22       $   0.87
          Net income per common share                                                   1.15           0.92

5.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following:

                                                                              (IN THOUSANDS)
                                                                                 JUNE 30,
                                                                         ------------------------
                                                                          1996           1995
         Trade receivables                                                $ 99,762      $33,843
         Other                                                               2,468          531
                                                                          --------      -------

                                                                           102,230       34,374
         Less allowance for uncollectible accounts                          (9,580)      (6,616)
                                                                          --------      -------

                                                                          $ 92,650      $27,758
                                                                          ========      =======

6.   INVENTORIES

     Inventories consisted of the following:

                                                                              (IN THOUSANDS)
                                                                                 JUNE 30,
                                                                         ------------------------
                                                                            1996           1995
         Consumable parts                                                 $ 40,564     $ 15,243
         Finished goods                                                        360          569
                                                                          --------     --------
                                                                            40,924       15,812
         Less allowance for obsolescence                                   (10,794)     (11,788)
                                                                          --------     --------

                                                                          $ 30,130     $  4,024
                                                                          ========     ========

7.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                              (IN THOUSANDS)
                                                                                 JUNE 30,
                                                                         ------------------------
                                                                            1996          1995
         Land and buildings                                               $  2,055
         Equipment                                                          13,858     $  5,682
         Computer hardware and software                                     27,277        8,359
         Furniture and fixtures                                              8,051        4,306
         Leasehold improvements                                              4,125        1,450
                                                                          --------     --------

                                                                            55,366       19,797
         Accumulated depreciation and amortization                         (22,936)     (15,368)
                                                                          --------     --------

                                                                          $ 32,430     $  4,429
                                                                          ========     ========

     The principal lives (in years) used in determining depreciation and amortization rates of various assets are: buildings (40); equipment (3-10); computer hardware and software (3-5); furniture and fixtures (5-10) and leasehold improvements (term of related leases).

     Depreciation and amortization expense was approximately $8,310,000, $1,779,000 and $1,781,000 for the fiscal years ended 1996, 1995 and 1994.

8.   INTANGIBLES

     Intangibles consisted of the following:

                                                                             (IN THOUSANDS)
                                                                                JUNE 30,
                                                                         ----------------------
                                                                          1996           1995
         Goodwill                                                         $ 82,355      $16,074
         Customer contracts                                                 64,758       20,248
         Contractual profit participation rights                            25,000
         Noncompete agreement                                                4,500        3,000
         Other intangibles                                                   7,671        2,250
         Tradename                                                                        1,500
                                                                          --------      -------

                                                                           184,284       43,072
         Accumulated amortization                                          (19,625)      (8,504)
                                                                          --------      -------

                                                                          $164,659      $34,568
                                                                          ========      =======

     Based upon the results of an impairment evaluation for the years ended June 30, 1995 and 1994, management determined that customer contracts should be written down $70,000 and $2,932,000, respectively. There were no write-downs of intangibles in 1996.

     Amortization expenses relating to intangibles were approximately $15,673,000, $6,776,000 and $2,448,000, for the fiscal years ended 1996,
     1995 and 1994.

9.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                               (IN THOUSANDS)
                                                                                  JUNE 30,
                                                                           --------------------
                                                                            1996         1995
         Compensation and benefits                                         $22,115      $11,046
         Interest                                                            1,505        2,246
         Unused leases                                                       3,485          857
         Pension accrual                                                     1,258        1,262
         Accrued accounting and legal fees                                   1,073          920
         Other accrued expenses                                              6,781        5,442
                                                                           -------      -------

                                                                           $36,217      $21,773
                                                                           =======      =======

     Prior to 1994, the Company received $2,600,000 in tax bills (primarily interest) from the Internal Revenue Service related to claims for tax and interest for the years ended 1981 through 1987. The Company paid approximately $500,000 of the claims upon receipt of the bills. As the Company disputes the tax bills, no payments were made in 1994 nor 1995. In 1996, an IRS mandated payment of $828,000 was made. As of June 30, 1996 and 1995, the Company has an accrued liability of $1,883,000 and $2,500,000, respectively. Subsequent to June 30, 1996, the Company provided the IRS with a letter of credit in the amount of $1,768,000 to collateralize the outstanding balance.

     In connection with the acquisition of BABSS, which has been accounted for using the purchase method of accounting (see Note 4), the Company recorded approximately $11,000,000 in liabilities resulting from planned actions with respect to BABSS, which included the costs to exit certain leased facilities and to involuntarily terminate employees. The provision of approximately $3,500,000 for the costs to exit certain leased facilities principally relates to future lease payments on a warehouse in California which has been made idle. Approximately $4,000,000 was provided for severance and termination benefits of approximately 210 employees in the field, operations support, sales and administration. Approximately $3,000,000 was provided in connection with the exit plan for write-downs of inventory and equipment at two California facilities which will not be utilized in future operations. The provision for various other charges of approximately $500,000 consisted of costs to complete the exit plan. As of June 30, 1996, the Company has settled all of these liabilities, except for the lease liabilities on idle facilities approximating $1,200,000 for which payments will continue through 1999.

     As a result of successful negotiations of unutilized leased facilities, during 1996, the Company recorded a reduction of approximately $975,000 to both the provisions for leased facilities and goodwill.

10.  REVOLVING CREDIT LOAN AND LONG-TERM DEBT

     Debt consists of the following:

                                                                     (IN THOUSANDS)
                                                                        JUNE 30,
                                                         -------------------------------------
                                                                1996               1995
     Revolving credit loan                                    $186,400
     Bank debt                                                                   $21,000
     Promissory note, noninterest-bearing,
     due August 31, 1998                                                           2,256
     Seller noninterest-bearing notes payable                    2,118             2,122
     Capitalized lease obligations, payable in varying
       installments amounting to $1,413,000 and
       $972,000 in 1997 and respectively, at interest
       rates ranging from 7.25% to 13.01% at June 30,
       1996, net of interest of approximately $187,000
       and $6,000 in 1996 and 1995, respectively                 2,385               193
                                                              --------           -------

                                                               190,903            25,571
     Less current portion                                        2,321            19,414
                                                              --------           -------

                                                              $188,582           $ 6,157
                                                              ========           =======

     BANK DEBT

     On October 20, 1995, in connection with the BABSS acquisition (see Note 4) the Company entered into a Credit Agreement which provided for a term loan (the "1995 Term Loan") of $230,000,000 and a revolving credit facility of up to a maximum of $30,000,000. The 1995 Term Loan provided for 19 equal quarterly principal payments of $10,000,000 to be due and payable on the last day of each calendar quarter commencing December 31, 1995 with a final payment due on September 30, 2000. Loans under the revolving credit facility were to mature on September 30, 2000. Interest on the 1995 Term Loan and the revolving credit facility were at varying rates based, at the Company's option, on the Eurodollar rate or the Alternative Base Rate (NationsBanc prime rate), plus the Applicable Margins. Margins were based on the ratio of Total Funded Debt to EBITDA; the Eurodollar Margin ranged from 1.75% to 2.5%, while the Alternative Base Rate Margin ranged from 0.5% to 1.25%.

     In April 1996, the Company completed an initial public offering (see Note
     15). The Company used a portion of the proceeds to repay approximately $70 million of the 1995 Term Loan.

     Also in April 1996, the Company converted the 1995 Term Loan and the existing $30 million Revolving Credit Facility into a $225 million variable rate, unsecured revolving credit facility ("the 1996 Revolving Credit Facility"). The 1996 Revolving Credit Facility is at floating interest rates, based either on the LIBOR or prime rate, in either case plus an Applicable Margin, at the Company's option. As of June 30, 1996, the applicable rate was LIBOR plus .75% or 6.32%. The 1996 Revolving Credit Facility enables the Company to borrow up to $225 million in the form of revolving credit loans with a maturity date of April 26, 2001 and with interest periods determined principally on a quarterly basis. To offset the variable rate characteristics of the borrowings, the Company has entered into interest rate swap agreements with two banks resulting in fixed interest rates of 5.4% on $40.0 million notional principal amount through December 1997 and 5.5% on another $40.0 million notional principal amount through December 1998, thereby leaving approximately $100 million subject to floating rates under the 1996 Revolving Credit Facility.

     Under the swap agreements, the Company receives interest payments at a floating rate based on the pricing of the three-month LIBOR and pays interest on the same notional amounts at an average fixed rate of 5.45%. The floating rate is 5.44% for the three-month period ended June 30, 1996. For the three-month period ending September 30, 1996, the floating rate is 5.57%. The agreements convert a portion of the Company's debt obligation from a floating rate to a fixed rate basis. The fair value of the interest rate swap agreements generally reflects the estimated amount that the Company would receive or pay to terminate the agreements. As of June 30, 1996, the Company would receive approximately $1,100,000 to terminate the swap agreements.

     The Company attempts to minimize its credit exposure by entering into interest rate swap agreements only with major financial institutions. Although the Company may be exposed to losses in the event of nonperformance by counterparties, the Company does not expect such losses, if any, to be significant.

     Under the terms of the 1996 Revolving Credit Facility, the Company may use up to $25,000,000 for letters of credit, subject to the limitation of $225,000,000 in total credit. As of June 30, 1996, letters of credit in the face amount of $3,498,000 were outstanding.

     The loan agreement relating to the 1996 Revolving Credit Facility contains various terms and covenants which provide for certain restrictions on the Company's indebtedness, liens, investments, disposition of assets and mergers and acquisitions and require the Company, among other things, to maintain minimum levels of consolidated net worth and certain minimum financial ratios.

     The borrower under the 1996 Revolving Credit Facility is DecisionOne Corporation. Repayment of the debt is guaranteed by the Company and its other subsidiaries except for its Canadian subsidiary.

     The Company had average borrowings of $172,065,000 and $24,379,000 during 1996 and 1995, respectively, at an average interest rate of 8.69% and 10.34%, respectively. Maximum borrowings during 1996 and 1995 were $268,748,000 and $32,648,000, respectively.

     SELLER NOTES PAYABLE

     In connection with various acquisitions, the Company issued noninterest-bearing notes, the principal of which is payable monthly, primarily based upon a percentage of monthly maintenance contract revenues billed during the previous month (ranging from 12.5% to 30.0%). Aggregate maturities of these notes are as follows: 1997-$908,000; 1998-$647,000; 1999-$475,000 and
     2000-$88,000. As of June 30, 1996,
     the notes are presented at their estimated net present value based on imputed interest rates ranging from 7.25% to 11.00%.

     PROMISSORY NOTE

     As part of the August 31, 1994 acquisition of certain assets and liabilities of Servcom, the Company issued a $2,600,000 noninterest-bearing note which was due in annual installments of $650,000 over four years. The liability was reflected on the Company's books, net of a $506,000 discount calculated at the Company's then incremental borrowing rate of 9.50%. The loan was scheduled to mature on August 31, 1998. During the year ended June 30, 1996, the Company prepaid the entire outstanding loan balance. The resulting gain from prepayment was not material.

     SUBORDINATED DEBENTURES

     In connection with the BABSS acquisition (see Note 4) on October 20, 1995, the Company issued and sold to its principal shareholders, an aggregate $30,000,000 principal amount of 10.101% Debentures (the "Affiliate Notes") due on October 20, 2001. The Affiliate Notes were subordinated to the 1995 Term Loan and the revolving credit facility. Interest on the Affiliate Notes was payable semiannually on the last business day of June and December of each year commencing on December 31, 1995.

     In connection with the issuance of the debentures, the Company issued 468,750 Common Stock Purchase Warrants (the "Warrants"). Each Warrant initially entitled the owner to buy one share of Common Stock for $0.10. The number of shares that can be purchased per Warrant steps up over 24 months in conjunction with the increasing conversion privilege applicable to the Preferred Stock such that, at the end of 24 months, each Warrant entitled the holder to buy approximately 1.21 shares of Common Stock at a price of $0.10 per share. The Warrants were exercisable from October 20, 1997 until October 20, 2001, provided that if the Company had a public offering of its Common Stock meeting certain requirements before October 20, 1997, the Warrants became exercisable at the time of the public offering and the number of shares that could be purchased on exercise was fixed at that time and no longer increased in steps. The Warrants also became exercisable upon retirement of the Debentures. Each Warrant had an assigned value of $7.25333 which resulted in an original issue discount of $3,400,000 which was being amortized over the term of the Affiliate Notes. Upon consummation of its initial public offering in April 1996, the Company was required to pay up to the total amount outstanding under the Affiliate Notes and, accordingly, the Company used $30,000,000 of the proceeds to retire the Affiliate Notes. As a result, the Company recorded an extraordinary loss in the amount of $3,211,000, net of taxes of $1,284,000, due to the acceleration of the amortization of original issue discount.

     1994 DEBT RESTRUCTURING

     On January 27, 1994, the Company amended its then current Credit Agreement to provide an $11,000,000 term loan and an $8,000,000 Revolving Credit Facility. The term loan provided for 29 equal monthly payments of $350,000 beginning January 31, 1994 through May 31, 1996. Interest was at the "Base Rate" (the higher of the bank's base rate or 1/2 percent above the Federal Funds Effective Rate) plus 1 1/2 percent. The Revolving Credit Facility was due on demand and bore interest at the Base Rate plus 1 1/2 percent. The loans were collateralized by all of the Company's assets. The proceeds of the term loan were used to extinguish certain subordinated notes. The term loan was prepaid in June 1994. There were no borrowings under the Revolving Credit Facility through June 30, 1994.

     Also, on January 27, 1994, the Company agreed with certain noteholders to restructure its equity capitalization and subordinated debt. The noteholders forgave debt approximating $46,698,000 of principal and interest in exchange for cash and equity interest in the Company which resulted in a net gain of approximately $20,031,000 to the Company, which was recorded as additional paid-in capital. The outstanding indebtedness as of January 27, 1994 was restructured as follows:

     Senior Subordinated Noteholders exchanged $38,068,000 principal amount of notes, $2,008,000 in accrued but unpaid interest, 2,570,160 shares of the Company's common stock and warrants to purchase 210,369 shares of the Company's common stock for $19,625,000 in cash and 40,000 shares of the Company's Series B Convertible Preferred Stock, $1.00 par value, with a redemption value of $100 per share (see Note 15).

     The Junior Subordinated Noteholders exchanged $6,556,000 principal amount of notes, $64,000 in accrued interest and warrants to purchase 55,707 shares of the Company's common stock for 2,617,612 shares of the Company's common stock, $.01 par value. The shares of Common Stock issued were deemed at such time to have a fair value of $.50 per share.

     As part of previous credit agreements and the 1994 Debt Restructuring, the Company issued warrants to purchase shares of the Company's common stock at a price of $10 per share. At June 30, 1995, due to antidilution adjustment, warrants to purchase 235,735 shares at an exercise price of $5.90 were outstanding. During 1996, warrants to purchase 101,257 shares of Common Stock were exercised. At June 30, 1996, warrants to purchase 134,478 shares of Common Stock were outstanding. These warrants expire in the year 2000.

11.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                  (IN THOUSANDS)
                                                               YEARS ENDED JUNE 30,
                                                     -------------------------------------
                                                          1996         1995         1994
         Current:
          Federal                                      $ 2,892      $ 16,065      $ 2,485
          State                                          1,595         4,599          760
          Foreign                                          548        (1,272)
         Deferred:
          Federal                                        8,945       (29,897)
          State                                            641        (3,617)
          Foreign                                         (499)
         Benefit of operating loss carryforwards:
          Federal                                                     (7,729)      (1,861)
          State                                                       (1,253)        (360)
          Foreign                                         (252)
                                                       -------      --------      -------

         Provision (benefit) for income taxes          $13,870      $(23,104)     $ 1,024
                                                       =======      ========      =======

     The tax effects of temporary differences consisted of the following:

                                                             (IN THOUSANDS)
                                                                 JUNE 30,
                                                         ---------------------
                                                             1996       1995
       Gross deferred tax assets:
         Accounts receivable                                $ 1,341    $ 1,443
         Inventory                                            2,586      3,299
         Accrued expenses                                     6,378      3,761
         Unused leases                                                   1,353
         Fixed assets                                           299        100
         Goodwill and other intangibles                       5,670        598
         Operating loss carryforwards                        14,252     25,482
         Minimum tax carryforward                             1,170        632
                                                            -------    -------

       Gross deferred tax asset                              31,696     36,668
       Net valuation allowance                                            (686)

       Gross deferred tax liabilities -                      (7,273)    (2,468)
        repairable spare parts                              -------    -------

       Net deferred tax asset                               $24,423    $33,514
                                                            =======    =======

     The change in the valuation allowance from 1995 to 1996 is principally due to the utilization of foreign net operating loss carryforwards.

     Net operating loss and minimum tax credit carryforwards available at June 30, 1996 expire in the following years:

                                                      (IN THOUSANDS)       YEAR OF
                                                         AMOUNT           EXPIRATION
       Federal operating losses                            $38,136          2002-2009

       State operating losses                               15,223        1997 - 2009

       Minimum tax credit                                    1,170        INDEFINITE

     As a result of the Company's initial public offering, an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, net operating loss and tax credit carryforwards are limited during any future period to approximately $20.0 million per annum.

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1996, 35% for 1995 and 34% for 1994 to income before income taxes, and the actual provision (benefit) for income taxes follows:

                                                   1996        1995         1994

       Federal income tax provision at
        statutory tax rate                         35.0 %      35.0 %       34.0 %
       State income taxes, net of federal
        income tax provision                        4.6         3.5          4.5
       Foreign income taxes                                    (6.9)
       Unused lease credit                                     (0.1)       (18.1)
       Write-off of intangibles                                             12.6
       Benefit of operating loss carryforward      (0.8)      (49.1)       (19.9)
       Change in valuation allowance               (1.4)     (108.9)
       Other                                        2.6         0.3         (3.9)
                                                  -----      ------        -----

       Actual income tax provision (benefit)
        effective tax rate                         40.0 %    (126.2)%        9.2 %
                                                  =====      ======        =====

12.  OTHER LIABILITIES

     Other liabilities consisted of the following:

                                                           (IN THOUSANDS)
                                                              JUNE 30,
                                                       --------------------
                                                           1996      1995

       Accrued rent, unused facilities and
        deferred revenues                                 $ 4,237   $ 2,334
       Other noncurrent liabilities                        10,049    10,049
                                                          -------   -------

                                                          $14,286   $12,383
                                                          =======   =======

     Other noncurrent liabilities include provisions for possible liabilities relating to various tax matters.

13.  STOCK OPTION AND RESTRICTED STOCK PURCHASE PLAN

     Under the 1988 Stock Option and Restricted Stock Purchase Plan, the name of which was subsequently changed to DecisionOne Stock Option and Restricted Stock Purchase Plan (the "Plan"), the Company, at the discretion of the Board of Directors, may issue restricted stock, incentive stock options and non-qualified options for shares of the Company's common stock. Vesting of the restricted stock and stock options is at the discretion of the Board of Directors and generally occurs at a rate of 25% per year.

     During 1994, the Board of Directors amended the Plan increasing the total number of shares issuable to approximately 2,350,000. Additionally, in November 1995 the Board of Directors amended the Plan increasing the total number of shares issuable to approximately 3,350,000.

     The price of the incentive stock options issued to employees under the Plan is not less than 100% of the fair market value of the common shares at the date of issuance. The option price for nonqualified options is determined by the Board of Directors at the time of grant and may be less than the fair market value of the common shares at the time of grant. However, no such options were granted at prices less then 100% of the fair value of common shares at the date of issuance.

     Options expire through May 2006. Restricted shares which are not vested upon an employee's termination are subject to a repurchase right of the Company at a price equal to the amount paid by the employee.

     Presented below is the activity in the Plan for the years ended June 30, 1996, 1995 and 1994:

                                                OPTIONS          PRICE RANGE

       Balance, July 1, 1993                     436,606        $.50 - 100.00
         Options granted                       1,507,089        .50
         Options canceled                           (100)       .50
                                               ---------

       Balance, June 30, 1994                  1,943,595        .50 - 100.00
         Options exercised                       (15,000)       .50
         Options granted                         410,000       1.25 -  6.00
         Options cancelled                       (75,275)       .50 -  100.00
                                               ---------

       Balance, June 30, 1995                  2,263,320        .50 -  6.00
         Options exercised                      (329,850)       .50 -  6.00
         Options granted                         803,000       8.00 - 27.50
         Options cancelled                      (125,000)      1.25 -  8.00
                                               ---------

       Balance, June 30, 1996                  2,611,470        $.50 -  27.50
                                               =========

     As of June 30, 1996, 1,274,877 options were vested and 382,808 options remained available for issuance. As of June 30, 1995, 977,454 options were vested and 40,901 options remained available for issuance.

14.  LEASE COMMITMENTS

     The Company conducts its operations primarily from leased warehouses and office facilities and uses certain computer, data processing and other equipment under operating lease agreements expiring on various dates through 2005. The future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year for the five years succeeding June 30, 1996 and thereafter are as follows (in thousands):

       1997                                                        $20,477
       1998                                                         16,080
       1999                                                         13,300
       2000                                                         10,811
       2001                                                          4,621
       Thereafter                                                   12,150
                                                                   -------

                                                                   $77,439
                                                                   =======

     On December 29, 1993, the Company entered into a settlement agreement to terminate an existing lease on an unused facility, resulting in a payment to the lessor amounting to $1,000,000. The payment was structured in the form of cash and a $250,000 five-year, noninterest-bearing note payable. The settlement resulted in a credit of approximately $8,000,000 recorded in the consolidated statement of operations net of the provision of $1,599,000 for additional unused leases for the year ended June 30, 1994. The outstanding balance of the $250,000 five-year, noninterest-bearing note payable was repaid in full during the year ended June 30, 1995.

     Rental expense, exclusive of unused rental expense and credits under all noncancelable operating leases, amounted to approximately $13,149,000, $5,878,000 and $5,128,000, for the fiscal years ended 1996, 1995 and 1994, respectively.

15.  SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     In January 1994, as part of its debt restructuring (see Note 10), the Company authorized the issuance of 22,500 shares of Series A redeemable preferred stock, $1.00 par value, and 40,000 shares of Series B redeemable preferred stock, $1.00 par value. The Series A redeemable preferred stock ("Series A Preferred Stock") was issued in exchange for $2,250,000 in cash and the Series B redeemable preferred stock ("Series B Preferred Stock") was issued in connection with the settlement of the senior subordinated notes (see Note 10). On October 17, 1995, the Board of Directors and the shareholders amended the Company's Certificate of Incorporation to authorize the issuance of 300,000 shares of Series C Preferred Stock, $1.00 par value (herein called the "Series C Preferred Stock" and together with the Series A Preferred Stock and the Series B Preferred Stock, herein called the "Preferred Stock"). On December 8, 1995, the Board of Directors and shareholders further amended the Company's Certificate of Incorporation to authorize 376,416 shares of preferred stock; consisting of 23,499 shares designated Series A; 41,776 shares designated Series B; and 311,141 shares designated Series C.

     The holders of Series A Preferred Stock voted as a class (each holder of Series A Preferred Stock entitled to one vote for each share of common stock that would be issuable to such holder upon the conversion of the Series A Preferred Stock); each share of the Series B and Series C Preferred Stock was nonvoting. Cash dividends were cumulative and accrued at the rate of $6.00 per share per annum for Series A and Series B and $4.00 per share per annum for Series C from the date of issuance. Dividends were paid when and as declared by the Board of Directors. Series A was junior to Series C and senior to Series B. No dividends (except dividends payable in common stock) were permitted on Series A and Series B Preferred Stock or on common stock, and no redemption of Series A and B Preferred Stock or common stock was permitted unless all accrued dividends of Series C Preferred Stock had been paid and Series C Preferred Stock had been fully redeemed. The Series A, B and C redeemable preferred stock was assigned a value of $100 per share.

     The Series A and B preferred stock were to be automatically converted if the Company completed a public offering in which the total price paid for shares of common stock was at least $12.5 million, the price per share of common stock was at least $2.75, and the common stock was authorized for trading on Nasdaq or listed on the New York or American Stock Exchange. The Series C Preferred Stock was to automatically convert if the Company completed a public offering of shares of its common stock in which (i) the aggregate price paid for such shares by the public was at least $50 million, (ii) the price per share paid by the public for such shares was at least $10 per share, and (iii) the common stock after such public offering, was authorized for trading on Nasdaq or was listed on the New York or American Stock Exchange. Accordingly, as of June 30, 1996 all outstanding preferred stock has been converted into common stock.

     The following table summarizes certain matters relating to Series A, B and C preferred stock activity from July 1, 1993 to June 30, 1996:

                                                     SERIES A             SERIES B                    SERIES C
                                              -------------------------------------------          ----------------
          (IN THOUSANDS)                             SHARES    AMOUNT     SHARES    AMOUNT        SHARES     AMOUNT    TOTAL
          Balance, July 1, 1993
          Issuance of Series A and B Preferred
              Stock                                  22,500    $ 2,250    40,000    $ 4,000                            $  6,250
          Accretion of accruing dividends                           67                  119                                 186
                                                    -------    -------   -------    -------                            --------

          Balance, June 30, 1994                     22,500      2,317    40,000      4,119                               6,436
          Accretion of accruing dividends                          135                  240                                 375
                                                    -------    -------   -------    -------                            --------

          Balance, June 30, 1995                     22,500      2,452    40,000      4,359                               6,811
          Issuance of Series A, B and C
          Preferred Stock                               999        100     1,776        178       311,141    $ 31,114    31,392
          Accretion of accruing dividends                          107                  190                       588       885
          Payment of accrued dividends                            (309)                (549)                     (588)   (1,446)
          Conversion to Common Stock                (23,499)    (2,350)  (41,776)    (4,178)     (311,141)    (31,114)  (37,642)
                                                    -------    -------   -------    -------      --------    --------  --------

          Balance, June 30, 1996                          0    $     0         0    $     0             0    $      0  $      0
                                                    =======    =======   =======    =======      ========    ========  ========

     During the year ended June 30, 1996, certain shareholders exercised their preemptive right to subscribe for and purchase additional shares of Common Stock or other securities so issued at the same price as originally issued on certain occasions from 1992 through 1995. On December 4, 1995, the following securities were purchased: (a) 382,578 shares of Common Stock at a price of $4 per share; (b) 999 shares of Series A Preferred Stock, at a price of $100 per share; (c) 1,776 shares of Series B Preferred Stock, at a price of $100 per share; (d) 1,924 shares of Common Stock at a price of $.50 per share; (e) 11,141 shares of Series C Preferred Stock, at a price of $100 per share; and (f) 17,407 Common Stock Purchase Warrants at a price of $7.25333 per warrant which entitles the holder to purchase 17,407 shares of Common Stock at an exercise price of $.10 per share. The 17,407 Common Stock Purchase Warrants were exercised in 1996.

     On February 9, 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100,000,000 shares and to authorize 5,000,000 shares of Preferred Stock.

     In April 1996, the Company completed a public offering of 6,300,000 shares of common stock at $18.00 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The common stock is listed on the Nasdaq National Market under the symbol "DOCI".

     The net proceeds of the offering, after deducting applicable issuance costs and expenses were $104,740,000. The proceeds were used to repay approximately $70,000,000 of the 1995 Term Loan, $30,000,000 in Affiliate Notes, approximately $1,446,000 in accrued dividends to holders of the Redeemed Preferred Stock and for other general corporate purposes.

     In connection with the Company's initial public offering in April 1996, all of the preferred shares were automatically converted to common stock at the conversion price of $.4928 per Series A share, $1.6560 per Series B share, and $7.8161 per Series C share. Preferred shares were converted into 11,271,924 shares of common stock. Additionally, dividends in arrears of $309,000 for Series A, $549,000 for Series B, and $588,000 for Series C were declared and paid by the Company.

     In connection with his service as a director and Chairman of the Board prior to 1994, the Company granted an individual warrants to purchase an aggregate of 66,667 shares of common stock at an exercise price of $4.00 per share. The warrants which expire on March 15, 2003 remain outstanding at June 30, 1996.

     For further information regarding warrants attached to affiliate notes, and other outstanding warrants, see Note 10.

16.  RETIREMENT PLANS

     The Company maintains a 401(k) plan for its employees which is funded through the contributions of its participants. A similar plan exists for former employees of an acquired company for which eligibility and additional contributions were frozen in September 1988.

     In addition, the Company assumed the liability of the defined benefit pension plan applicable to employees of a company acquired in 1986. The eligibility and benefits were frozen as of the date of the acquisition.

     Pension expense for the defined benefit pension plan was computed as follows:

                                                           (IN THOUSANDS)
                                                        YEARS ENDED JUNE 30,
                                                     ------------------------
                                                        1996     1995    1994

                                                        $ 495    $ 482   $ 461
       Interest cost                                     (449)    (312)   (271)
       Actual return on plan assets                        72      (42)    (72)
       Net amortization and deferral                    -----    -----   -----

       Periodic pension costs                           $ 118    $ 128   $ 118
                                                        =====    =====   =====

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and the expected long-term rate of return on assets was 8.5% for 1996, 1995 and 1994.

     The following table sets forth the funded status of the frozen pension plan as of May 1, 1996 and 1995:

                                                               (IN THOUSANDS)
                                                           -------------------
                                                               1996     1995

       Accumulated benefits (100% vested)                    $ 7,116   $ 6,757
       Fair value of plan assets                               5,800     5,432
                                                             -------   -------

           Unfunded projected benefit                          1,316     1,325
            obligation

       Unrecognized net loss                                   1,848     1,705
       Unrecognized net transition obligation                    504       536
       Adjustment to recognized minimum liability             (2,352)   (2,241)
                                                             -------   -------

       Accrued pension costs                                 $ 1,316   $ 1,325
                                                             =======   =======

17.  RESTRUCTURING EXPENSES

     In the second quarter of fiscal year 1996, in connection with the BABSS acquisition, the Company recorded a restructuring expense of $7.0 million for $6.9 million of leases of duplicate facilities (the former headquarters, several large repair depots, and numerous field offices of the Company) and $0.1 million of severance of former employees of the Company. Such amounts were based on management estimates.

     In the fourth quarter of fiscal year 1996, the Company reversed $3.4 million of the restructuring expense. The reversal was the result of the Company's ability to utilize and sublease various facilities identified in the original restructuring charge. Such information was unknown to the Company when the original charge was recorded.

18.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect to three waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to a fourth, related site, but has not received any other communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean-up costs. The Company originally estimated that its share of the costs of the clean-up of one of these sites would be approximately $500,000 which is provided for in liabilities related to the discontinued products division in the accompanying consolidated balance sheet as of June 30, 1996 and 1995. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's share, if any, of the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

     The Company is also party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, these actions can be successfully defended or resolved without a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

19.  RELATED PARTY TRANSACTIONS

     Prior to 1994, the Company entered into an agreement to purchase printer products from Genicom Corporation (Genicom). The Company and Genicom are under common ownership. The initial term of the agreement is for five years with an option to extend based on mutual agreement of the parties. Purchases from Genicom for the years ended June 30, 1996, 1995 and 1994 were approximately $1,512,000, $1,972,000 and $1,421,000, respectively.
     Accounts payable to Genicom amounted to approximately $14,000 and $42,000 as of June 30, 1996 and 1995.

     During the year ended June 30, 1996, the Company entered into a contract with a related party for cleaning services. The approximate annual value of the contract approximates $150,000.

     During the year ended June 30, 1996, the Company paid approximately $125,000 for expense reimbursements to certain shareholders for services rendered in connection with an acquisition in 1988. The amount was accrued for in prior years.

     In connection with the Company's financing of the BABSS acquisition on October 20, 1995, the Company issued subordinated debentures and redeemable preferred stock to certain related parties (see Notes 10 and 15).

20.  INCOME (LOSS) PER COMMON SHARE

     Primary income (loss) per common share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are computed on the applicable outstanding options and warrants using the average price for the period under the treasury stock method. For the years ended June 30, 1996, 1995 and 1994, the effect upon the primary income per share of common stock equivalents was dilutive and is included in the computations. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, primary income (loss) per share when presented during periods which include a Company's initial public offering, also include amounts computed on options and warrants issued within twelve months of the filing date as if they were outstanding for all periods presented, even when the result is anti-dilutive, using the treasury stock method and the assumed initial public offering price. For these options and warrants, the determination of common stock and equivalents outstanding for the remainder of the year, subsequent to initial public offering, assumes computation using average prices for the period under the treasury stock method. Additionally, the computation of primary income (loss) per common share includes the conversion of all preferred stock, which automatically converts to shares of common stock as of the closing of the initial public offering, as if they were outstanding for all periods prior to the initial public offering, even when the result is anti-dilutive.

     The fully diluted income (loss) per common share computation assumes common stock equivalents are computed on the applicable outstanding options and warrants using the end of the period price under the treasury stock method.

21.  SUPPLEMENTARY DATA (UNAUDITED)

     The unaudited supplementary primary and fully diluted income per common share data gives effect to the Company's initial public offering and recapitalization and the assumed use of predominately all of the proceeds from the Company's sale of 6,300,000 shares of common stock therefrom to principally reduce by approximately $70 million the outstanding amount of its 1995 Term Loan due September 30, 2000, and to repay the $30 million face amount of the Affiliate Notes in each case as if such transactions had occurred on October 20, 1995, the date of the aforementioned debt transactions. Supplementary weighted average number of common and common equivalent shares outstanding reflects additional shares of 3,647,368 assumed to be outstanding to effect these transactions. The supplementary extraordinary item results from the write-off of unamortized original issue discount related to the warrants issued in conjunction with the Affiliate Notes, which occurred in April 1996, and is assumed as of October 20, 1995.

     The unaudited supplementary per share data for the year ended June 30, 1996 are as follows:

       SUPPLEMENTARY PRIMARY INCOME PER SHARE DATA:

         Supplementary income from continuing operations before extraordinary item               $ 0.81
         Supplementary extraordinary item - early extinguishment of debt                         $(0.07)
         Supplementary weighted average number of common and common
           equivalent shares outstanding                                                     28,843,235

       SUPPLEMENTARY FULLY DILUTED INCOME PER SHARE DATA:

         Supplementary income from continuing operations before extraordinary item               $ 0.80
         Supplementary extraordinary item -  early extinguishment of debt                        $(0.07)
         Supplementary weighted average number of common and common
           equivalent shares outstanding                                                     29,077,329

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended 1996 and 1995:

                                                                    QUARTER ENDED
                                                -----------------------------------------------------
       (Dollars in thousands except per share     SEPTEMBER   DECEMBER 31,  MARCH 31,  JUNE 30, /(1)/
        amounts)                                     30,

       1996

       Revenues                                      $46,791      $149,703   $172,673        $171,024
       Gross profit                                   15,524        38,224     42,711          41,416
       Income before extraordinary item                4,386           638      5,842           9,923
       Net income                                      4,386           638      5,842           7,996
       Primary income per common share:
         Income before extraordinary item               0.19          0.03       0.25            0.34
         Net income                                     0.19          0.03       0.25            0.27

                                                                    QUARTER ENDED
                                                -----------------------------------------------------
       (Dollars in thousands except per share     SEPTEMBER   DECEMBER 31,  MARCH 31,  JUNE 30, /(2)/
        amounts)                                     30,

       1995

       Revenues                                      $32,044       $41,730    $41,660         $47,586
       Gross profit                                    8,334        13,221     13,245          14,737
       Income before extraordinary item                1,476         4,043      4,660          32,349
       Net income                                      1,476         4,043      4,660          32,349
       Primary income per common share:
         Income before extraordinary item               0.06          0.18       0.20            1.42
         Net income                                     0.06          0.18       0.20            1.42

(1) Net income for the fourth quarter of 1996 includes (a) a $3.4 million reversal of the previously recorded restructuring charge for unutilized leases (Note 17); and (b) a $1.5 million adjustment related to recoveries of previously reserved receivables.

(2) Net income for the fourth quarter of 1995 includes a tax benefit of $24.9 million primarily related to the future utilization of tax loss carryforwards.

                                    ******

                                                                     Schedule II


                  DecisionOne Holdings Corp. and Subsidiaries

                       Valuation and Qualifying Accounts
                                 (In Thousands)



                                                              Additions
                                                       -------------------------
        Description                  Balance of       Charges to       Charges to                      Balance at
                                    Beginning of      Corp. and          Other                           End of
                                      Period          Expenses          Accounts       Deductions        Period
                                    ------------      --------          --------       ----------        ------
Year Ended June 30, 1996
Accounts Receivable--
Allowance for Uncollectible
Accounts........................     $ 6,616                            $3,434         $  (470)(a)      $ 9,580

Inventory--
Allowance of Obsolescence.......     $11,788           $1,171           $1,450(b)      $(3,615)         $14,794

Year Ended June 30, 1995
Allowance for
 uncollectible accounts.........     $ 1,481           $1,930           $3,225(a)                       $ 6,616

Inventory--
   Allowance for Obsolescence...     $ 8,370           $1,995           $1,423(b)                       $11,788

Year Ended June 30, 1994
Accounts Receivable--
   Allowance for
    uncollectible
        accounts................     $ 2,170           $ (162)                         $  (547)(a)      $ 1,461
Inventory-
   Allowance for
    Obsolescence................     $ 6,196           $1,580           $  594(b)                       $ 8,370

(a) Amount represents net recoveries (writeoffs) during the year and allowances recorded as a result of acquisitions during the year.

(b) Amount primarily represents allowance recorded as a result of acquisitions during the year.

Exhibits
- --------

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by refernce. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

    Exhibit No.        Exhibit
    -----------        -------

     3.1      Amended and Restated Certificate of Incorporation (Exhibit 3.1)(1)

     3.2      Amended and Restated Bylaws (Exhibit 3.2)(1)

     10.1*+ Amended and Restated Stock Option and Restricted Stock Purchase Plan, subject to approval at the next annual meeting of stockholders

     10.2+    Form of Incentive Stock Option Agreement (Exhibit 10.2)(1)

     10.3+ Incentive Stock Option Agreement, dated June 1, 1993, with Kenneth Draeger (Exhibit 10.3)(1)

     10.4+ Incentive Stock Option Agreement, dated August 1, 1993, with Kenneth Draeger (Exhibit 10.4)(1)

     10.5+ Incentive Stock Option Agreement, dated February 1, 1994, with Kenneth Draeger (Exhibit 10.5)(1)

     10.6+ Incentive Stock Option Agreement with R. Peter Zimmermann (Exhibit 10.6)(1)

     10.7+    Employment Agreement with Kenneth Draeger (Exhibit 10.7)(1)

     10.8+    Employment Letter with Stephen J. Felice (Exhibit 10.8)(1)

     10.9+    Employment Letter with R. Peter Zimmermann (Exhibit 10.9)(1)

     10.10+   Employment Letter with James J. Greenwell (Exhibit 10.10)(1)

     10.11    Amended and Restated Registration Rights Agreement
              (Exhibit 10.11)(1)

     10.12 First Amendment to Amended and Restated Registration Rights Agreement (Exhibit 10.12)(1)

     10.13 Lease for Frazer, Pennsylvania executive offices (East) (Exhibit 10.14)(1)

     10.14 Lease for Frazer, Pennsylvania executive offices (West) (Exhibit 10.15)(1)

     10.15 Lease for Malvern, Pennsylvania depot and call center (Exhibit 10.16)(1)

     10.16+   Employment Letter with Joseph S. Giordano (Exhibit 10.17)(2)

     10.17    Lease for Bloomington, Minnesota call center (Exhibit 10.18)(2)

     10.18    Lease for Hayward, California depot (Exhibit 10.19)(2)

     10.19    Lease for Northborough, Massachusettes depot (Exhibit 10.20)(2)

     10.20*   Employment Agreement with Thomas J. Fitzpatrick

     10.21*+ Revolving Credit Agreement, dated as of April 26, 1996, among DecisionOne Holdings Corp., DecisionOne Corporation and The First National Bank of Boston et al.

     11*      Statement Re Computation of Per Share Earnings

     21*      Subsidiaries of the Registrant

     23*      Consent of Deloitte & Touche LLP

     24*      Power of Attorney

- -------------------------------

*    Filed herewith.

+    Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996.

(2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on March 14, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania on September 30, 1996.


                                         DecisionOne Holdings Corp.

                                         By:      /s/   Kenneth Draeger
                                             -----------------------------------
                                                    Kenneth Draeger
                                              Chairman of the Board and
                                               Chief Executive Officer

  Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the indicated persons and by Kenneth Draeger as attorney-in-fact for the specific persons in the capacities with Registrant on the dates indicated.

Signature                         Title                      Date
- ---------                         -----                      ----

             *                    Director                   September 30, 1996
- ---------------------------
Don E. Ackerman

             *                    Director                   September 30, 1996
- ---------------------------
Bruce K. Anderson

             *                    Director                   September 30, 1996
- ---------------------------
Michael C. Brooks

 /s/ Kenneth Draeger
- ---------------------------
Kenneth Draeger                   Chairman of the Board and  September 30, 1996
                                   Chief Executive Officer
                                    (Principal Executive
                                    Officer)

             *                    Director                   September 30, 1996
- ---------------------------
Thomas E. McInerney

             *                    Director                   September 30, 1996
- ---------------------------
Arthur F. Weinbach

             *                    Vice President and Chief   September 30, 1996
- ---------------------------        Financial Officer
Thomas J. Fitzpatrick              (Principal Financial and
                                   Accounting Officer)



*By:    /s/  Kenneth Draeger
     ------------------------------
            Kenneth Draeger
            Attorney-in-Fact