Form 10-K/A
period 1996-06-30
DECISIONONE HOLDINGS CORP
filed 1996-10-31
CIK 1007588

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A1
(Mark One)
  / X /   Annual report pursuant to section 13 or 15(d) of the
                    Securities Exchange Act of 1934

         For the fiscal year ended         JUNE 30, 1996
                                   ----------------------------

                                       OR

  /   /    Transition report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934

           For the transition period from ____________ to ___________

                      COMMISSION FILE NUMBER   0-28090
                                             -------------

                           DECISIONONE HOLDINGS CORP.

                        -------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

                Delaware                                13-3435409
     ----------------------------                -----------------------
  (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification No.)


      50 East Swedesford Road
        Frazer, Pennsylvania                             19355
 ----------------------------------               --------------------
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (610) 296-6000
                                                         ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Comon Stock, $.01 par value
                          ---------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X       NO
                                              ------        -----

     The aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price of Common Stock on August 28, 1996, as reported by the Nasdaq National Market System, was approximately $553,605,334.

     At August 28, 1996, 27,338,535 shares of the registrant's Common Stock were outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement prepared in connection with its 1996 Annual Meeting of Stockholders (Part III)

ITEM 14.    EXHIBITS

            This amendment to the Registrant's Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K") amends and modifies the 1996 Form 10-K only to reflect the filing of Exhibit 27.

                                   SIGNATURES


            Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DecisionOne Holdings Corp.


Date: October 31, 1996                  By: /s/ Thomas M. Molchan
                                           ------------------------
                                            Thomas M. Molchan
                                            Corporate Secretary

                                 EXHIBIT INDEX

Exhibit
No.                    Description                         Page
-------                -----------                         ----
27.                    Financial Data Schedule