Form 10-Q
period 1996-09-30
DECISIONONE HOLDINGS CORP
filed 1996-11-14
CIK 1007588

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996
                               ------------------------------------------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                               ------------------------------------------------

                         Commission File Number 0-28090


                           DECISIONONE HOLDINGS CORP.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         Delaware                                       13-3435409
-------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

50 East Swedesford Road, Frazer, Pennsylvania              19355
-------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (610) 296-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such
filing requirements for the past 90 days.   Yes  [X]     No [ ]

As of September 30, 1996 registrant had 27,467,788 shares of its Common Stock outstanding.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

             FORM 10-Q                           NOVEMBER 14, 1996

                                    CONTENTS


                                                                                           Page No.
                                                                                           --------
PART I.          FINANCIAL INFORMATION

           Item 1.   Condensed Consolidated Balance Sheets -                                   2
                     September 30, 1996 and June 30, 1996
                     (unaudited)

                     Condensed Consolidated Statements of                                      3
                     Operations - Three Months Ended
                     September 30, 1996 and 1995 (unaudited)

                     Condensed Consolidated Statements of                                      4
                     Cash Flows - Three Months Ended
                     September 30, 1996 and 1995 (unaudited)

                     Notes to Condensed Consolidated                                           5-6
                     Financial Statements (unaudited)

           Item 2.   Management's Discussion and Analysis                                      7-10
                     of Financial Condition and Results of
                     Operations


PART II.         OTHER INFORMATION                                                             11

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      September 30,     June 30,
ASSETS                                                                                    1996            1996
                                                                                      ------------      --------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  9,028        $  8,221
  Accounts receivable, net of allowances of $9,008 and $9,580 . . . . . . . . . . .      106,357          92,650
  Inventories, net of allowances of $11,667 and $10,794 . . . . . . . . . . . . . .       31,015          30,130
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,665          12,770
                                                                                        --------        --------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      158,065         143,771

Repairable Parts, Net of Accumulated Amortization of $66,011 and $45,064  . . . . .      159,017         154,970
Intangibles, Net of Accumulated Amortization of $24,678 and $19,625 . . . . . . . .      162,732         164,659
Property, Plant and Equipment, Net of Accumulated Depreciation
  of $29,751 and $22,936  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,563          32,430
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,239          18,680
                                                                                        --------        --------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $530,616        $514,510
                                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .     $  3,057        $  2,321
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .       81,192          89,564
  Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,143          38,485
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,898             479
                                                                                        --------        --------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      127,290         130,849

Revolving Credit Loan and Long-term Debt  . . . . . . . . . . . . . . . . . . . . .      202,951         188,582

Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,029          14,286

Shareholders' Equity:

  Preferred stock, no par value; authorized 5,000,000 shares, none outstanding
  Common stock, $.01 par value, authorized 100,000,000 shares;
    issued and outstanding 27,467,788 and 27,340,288 shares . . . . . . . . . . . .          275             273
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .      255,357         255,262
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (68,061)        (73,516)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,225)         (1,226)
                                                                                        --------        --------
    Total Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . .      186,346         180,793
                                                                                        --------        --------
Total Liabilities and Shareholders' Equity  . . . . . . . . . . . . . . . . . . . .     $530,616        $514,510
                                                                                        ========        ========


See notes to condensed consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  Three Months Ended
                                                     September 30,
                                                -----------------------
                                                  1996            1995
                                                --------        -------
Revenues                                        $176,426        $46,791
Cost of Revenues                                 134,565         31,267
                                                --------        -------
Gross Profit                                      41,861         15,524

Operating Expenses:
  Selling, general and administrative expenses    24,269          5,683
  Amortization of intangibles                      4,919          1,946
                                                --------        -------
    Total Operating Expenses                      29,188          7,629

                                                --------        -------
Operating Income                                  12,673          7,895
Interest Expense, Net of Interest Income           3,268            579
                                                --------        -------
Income Before Income Taxes                         9,405          7,316
Provision for Income Taxes                         3,950          2,930
                                                --------        -------
Net Income                                      $  5,455        $ 4,386
                                                ========        =======

Per Common Share:
Net Income                                         $0.18          $0.19

Weighted Average Number of Common Shares
  and Equivalent Shares Outstanding               30,083         23,149



See notes to condensed consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------
                                                                          1996                    1995
                                                                        --------                --------
Operating Activities:

   Net income                                                           $  5,455                $  4,386

   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     22,111                   4,836
        Changes in assets and liabilities, net of effects
           of business acquisitions                                      (20,843)                 (2,518)
                                                                        --------                --------
                Net cash provided by operating activities                  6,723                   6,704

Investing Activities:

   Business acquisitions                                                  (1,566)                (13,522)
   Capital expenditures, net of retirements                               (2,055)                   (488)
   Repairable spare parts purchases                                      (17,035)                 (4,693)
                                                                        --------                --------
                Net cash used in investing activities                    (20,656)                (18,703)

Financing Activities:

   Proceeds from issuance of common stock                                     97                   -
   Proceeds from borrowings                                               15,035                  15,000
   Payments on borrowings                                                  -                      (5,366)
   Principal payments under capital leases                                  (394)                   (139)
                                                                        --------                --------
                Net cash provided by financing activities                 14,738                   9,495

   Effect of exchange rates on cash                                            2                      (5)
                                                                        --------                --------
Net change in cash and cash equivalents                                      807                  (2,509)

Cash and cash equivalents beginning of period                              8,221                   2,659
                                                                        --------                --------
Cash and cash equivalents end of period                                 $  9,028                $    150
                                                                        ========                ========

See notes to condensed consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1996 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The financial statements should be read in conjunction with the audited historical consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as amended.

NOTE 2:  INCOME PER COMMON SHARE

Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, primary income per share for the three months ended September 30, 1995, presented in connection with the Company's initial public offering of common stock via its Registration Statement on Form S-1, as amended, dated April 3, 1996 (the "Offering"), also includes amounts computed on options and warrants issued within twelve months of the filing date as if they were outstanding for all periods presented, even when the result is anti-dilutive, using the treasury stock method and the Offering price. Additionally, the computation of primary income per common share for the three months ended September 30, 1995 includes the conversion of all shares of preferred stock, which automatically converted to shares of common stock as of the closing of the Offering, as if they were outstanding for all periods presented, even when the result is anti-dilutive.

NOTE 3:  SUBSEQUENT EVENTS

On November 1, 1996, the Company entered into a definitive Asset
Purchase Agreement (the "Agreement") to acquire substantially all of the operating assets and assume certain liabilities of the U.S. computer service business (the "Business") of Memorex Telex Corporation and certain of its affiliates (collectively, "MTC"). The Agreement provides for a total purchase price, subject to adjustment, of $52,500,000, of which approximately $30,000,000 is to be paid in cash. Closing is to occur prior to November 30, 1996.

In connection with this anticipated acquisition, the Company's lender has approved a $75,000,000 increase to its existing Revolving Credit Facility (the "Facility"), raising the total loan commitment under the Facility to $300,000,000. The Company intends to utilize a significant portion of this increase to finance the acquisition of the Business.

ITEM 2.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 1996


This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding certain risks associated with the Company's practice of entering into interest rate swap agreements in an effort to minimize interest exposure, estimated clean-up costs relating to certain waste disposal sites, and the sufficiency of the Company's liquidity and capital resources. Although the Company makes such statements based on assumptions which it believes to be reasonable and management's current expectations, such statements are subject to a number of risks and uncertainties and there can be no assurance that actual results will not differ materially from those described in such statements. Factors that may cause such a difference include, but are not limited to, those identified under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, as amended.

OVERVIEW:

Since the beginning of fiscal 1993, when the Company decided to focus principally on its current core business of providing computer maintenance and technology support services, DecisionOne has experienced significant growth, primarily through acquisition of complementary businesses as well as through growth in its existing business. The most significant of these business acquisitions was that of Bell Atlantic Business Systems Services ("BABSS"), which was acquired in October, 1995. The Company has historically met its cash needs for operations through its cash flows from operating activities, while cash requirements for business acquisitions and capital expenditures have been met through the Company's financing activities in addition to existing cash and cash equivalents.

The following discussion of results of operations is presented for the Company for the fiscal quarters ended September 30, 1996 and 1995.

RESULTS OF OPERATIONS:

Revenues: Revenues for the three months ended September 30, 1996 increased by $129.6 million, or 276.9%, to $176.4 million as compared to revenues for the same period a year earlier of $46.8 million. This increase is attributable primarily to the acquisition of BABSS, which occurred in October, 1995. Growth in the Company's monthly maintenance contract customer base also contributed to the increase in revenues, as evidenced by an increase of 3.2% versus the prior quarter.

Gross Profit: Gross profit increased to $41.9 million from $15.5 million for the first quarter of the prior fiscal year, an increase of 170.3%, or $26.4 million. This increase is also largely due to the BABSS acquisition. As a percentage of revenues, however, gross profit for the quarters ended September 30, 1996 and September 30, 1995 equaled 23.7% and 33.2%, respectively. This decrease reflects the change in mix of the Company's services resulting from the BABSS acquisition, as higher-margin revenue contracts for servicing proprietary systems (i.e. systems that can only be serviced by a limited number of service providers), which represented approximately 30% of total revenues prior to the BABSS acquisition, currently account for a significantly smaller portion of total revenues.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $18.6 million, or 326.3%, to $24.3 million for the three months ended September 30, 1996 from $5.7 million for the three months ended September 30, 1995, reflecting growth attributable primarily to the BABSS acquisition. As a percentage of revenues, selling, general and administrative expenses increased to 13.8% for the quarter ended September 30, 1996 as compared to 12.2% for the quarter ended September 30, 1995.

Amortization and Write-off of Intangibles: Amortization of intangible assets increased by $3.0 million, or 157.8%, from $1.9 million for the three months ended September 30, 1995 to $4.9 million for the three months ended September 30, 1996. This increase is attributable principally to the amortization of intangibles, primarily goodwill, arising from the acquisition of BABSS.

Interest Expense: Interest expense, net of interest income, for the three months ended September 30, 1996 increased by $2.7 million, or 450.0%, to $3.3 million as compared to $0.6 million for the three months ended September 30, 1995. Additional indebtedness required to fund the acquisition of BABSS, resulting in significantly higher average outstanding borrowings than in periods prior to this acquisition, represents the primary cause for this increase.

Provision for Income Taxes: The Company's income tax provision for the quarter ended September 30, 1996 reflects an estimated effective income tax rate of approximately 42%, while the effective income tax rate for the quarter ended September 30, 1995 equaled approximately 40%. This slight increase in the Company's anticipated effective income tax rate is due primarily to the prior-year impact of certain non-recurring foreign income tax benefits relating to net operating loss carryforwards.

As of June 30, 1996, the Company had tax net operating loss (NOL) carryforwards of approximately $38.1 million and $15.2 million, for Federal and state income tax purposes, respectively, which are scheduled to expire between 1997 and 2009. The Company also had minimum tax credits of approximately $1.2 million as of
June 30, 1996, with no applicable expiration period.   These carryforwards and
credits may be utilized, as applicable, to reduce future taxable income. The Company's initial public offering in April, 1996 via its Registration
Statement on Form S-1, as amended, (the "Offering") resulted in an "ownership change" pursuant to Section 382 of the Internal Revenue Code, which in turn results in the limitation on the usage of these carryforwards and credits during any future period to approximately $20 million per annum. See Note 11 to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included in its Annual Report on Form 10-K, as amended, dated September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Financing: Historically, the Company's principal sources of capital have been borrowings from banks (primarily to finance acquisitions), financing from principal stockholders through debt and equity securities, and cash flow from operations. In April, 1996, the Company significantly improved its liquidity and capital structure through i.) the Offering, which raised approximately $106 million via the issuance of 6.3 million shares of common stock, and ii.) the restructuring of the Company's Revolving Credit Facility, each of which is more fully discussed below.

The Company used the proceeds of the Offering to repay approximately $70 million of its existing 1995 Term Loan as well as to repay the then-existing balance of its subordinated notes of approximately $30 million. Further, in connection with the Offering, the Company's mandatorily-redeemable Series A, B and C Preferred Stock of approximately $37.6 million was automatically converted to common stock.

Subsequent to the Offering, the Company converted the remaining balance of its 1995 Term Loan and its existing $30 million Revolving Credit Facility into a new $225 million, unsecured variable rate revolving credit facility (the "1996 Revolving Credit Facility"). The 1996 Revolving Credit Facility enables the Company to borrow up to $225 million in the form of revolving credit loans with a maturity date of April 26, 2001 for all principal borrowed. The interest rate applicable to the 1996 Revolving Credit Facility varies, at the Company's option, based upon LIBOR (plus an applicable margin not to exceed 1%) or the prime rate. As of September 30, 1996, the applicable interest rate was LIBOR plus .75%, for an effective rate of approximately 6.4%, and available borrowings under the Facility were $18.4 million. Subsequent to September 30, 1996, the Company's lender approved a $75,000,000 increase to the Facility, raising the total loan commitment to $300,000,000. See Note 3 to the unaudited Condensed Consolidated Financial Statements for the Three Months Ended September 30, 1996.

The Company has attempted to minimize its interest exposure by entering into two interest rate swap agreements with major financial institutions. Although it may be exposed to losses in the event of nonperformance by counterparties, the Company does not expect such losses, if any, to be significant.

Cash Flow and Leverage: The Company's cash flow from operating activities for the three months ended September 30, 1996 equaled $6.7 million. These operating funds, together with borrowings under the Facility, provided the required capital to fund the Company's capital expenditures, totaling approximately $19.1 million, as well as the acquisition of a complementary business for approximately $1.6 million. As of September 30, 1996, the Company had no material commitments for purchases of spare parts or for capital expenditures other than those in the ordinary course of business. Subsequent to September 30, 1996, the Company entered into an asset purchase agreement to acquire another complementary business - see Note 3 to the unaudited Condensed Consolidated Financial Statements for the Three Months Ended September 30, 1996.

As of September 30, 1996, the Company maintained working capital of approximately $30.8 million and a current ratio (current assets to current liabilities) of approximately 1.25 to 1. These calculations exclude the Company's investment in repairable spare part inventories, which are classified as non-current assets in the accompanying Condensed Consolidated

Balance Sheet as of September 30, 1996. As of September 30, 1996, the Company's debt-to-equity ratio was approximately 1 to 1.

The Company believes that its operations will generate cash which, together with cash availability under its Revolving Credit Facility, will be sufficient to meet its working capital requirements, requirements for the purchase of repairable spare parts and other capital expenditures, and debt service requirements for the foreseeable future. Expansion of the Company's business through acquisitions, however, may require additional funds. While the Company will seek such financing as may be required to fund any future acquisitions, there can be no assurance that such financing will be available on reasonable terms.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


           Item 1.     Legal Proceedings
                            Not applicable

           Item 2.     Changes in Securities
                            Not applicable

           Item 3.     Defaults Upon Senior Securities
                            Not applicable

           Item 4.     Submission of Matters to a Vote of Security Holders
                            Not applicable

           Item 5.     Other Information
                            Not applicable

           Item 6.     Exhibits and Reports on  Form 8-K

                       (a)  Exhibits

                         Number        Description of Documents
                         ------        ------------------------

                          10.1 Asset Purchase Agreement, dated as of October 31, 1996, among Decision One Corporation, Memorex Telex Corporation, Tulsa Computer Products, Inc., Memorex Telex Services, Inc. and Memorex Telex Puerto Rico, Inc.

                          10.2 Revolving Credit Agreement, dated as of November 13, 1996, between DecisionOne Holdings Corp., Decision One Corporation and The First National Bank of Boston et al.

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

                                  DecisionOne Holdings Corp.


                                  /s/ Thomas J. Fitzpatrick
                                  ---------------------------------------------
                                  Thomas J. Fitzpatrick
                                  Duly Authorized and Chief Financial Officer


         DATE:   November 14, 1996