Form 10-Q
period 1996-12-31
DECISIONONE HOLDINGS CORP
filed 1997-02-14
CIK 1007588

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q
(MARK ONE)

         X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       -----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                              -----------------------------------

               TRANSITION REPORT PURSUANT TO SECTION 13 OR
         ----- 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                                --------------------------

                       Commission File Number 0-28090
                                              -------

                         DECISIONONE HOLDINGS CORP.
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                 13-3435409
--------------------------------------------------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

   50 East Swedesford Road, Frazer, Pennsylvania                      19355
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (610) 296-6000
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such
filing requirements for the past 90 days.     Yes     X        No
                                                   -------         -------

As of December 31, 1996 registrant had 27,721,249 shares of its Common Stock outstanding.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

             FORM 10-Q                           FEBRUARY 14, 1997

                                    CONTENTS


                                                                                                   Page No.
                                                                                                   --------
PART I.          FINANCIAL INFORMATION

           Item 1.   Condensed Consolidated Balance Sheets -                                          2
                     December 31, 1996 and June 30, 1996
                     (unaudited)

                     Condensed Consolidated Statements of                                             3
                     Operations - Three and Six Months Ended
                     December 31, 1996 and 1995 (unaudited)

                     Condensed Consolidated Statements of                                             4
                     Cash Flows - Six Months Ended
                     December 31, 1996 and 1995 (unaudited)

                     Notes to Condensed Consolidated                                                  5-6
                     Financial Statements (unaudited)

           Item 2.   Management's Discussion and Analysis                                             7-11
                     of Financial Condition and Results of
                     Operations


PART II.         OTHER INFORMATION                                                                    12

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         DECEMBER 31,             JUNE 30,
ASSETS                                                                                      1996                    1996
                                                                                     -------------------     -------------------
Current Assets:
  Cash and cash equivalents                                                          $             8,309     $             8,221
  Accounts receivable, net of allowances of $11,276 and $9,580                                   117,718                  92,650
  Inventories, net of allowances of $11,865 and $19,537                                           31,058                  30,130
  Other                                                                                            8,264                  12,770
                                                                                     -------------------     -------------------
     Total current assets                                                                        165,349                 143,771

Repairable Parts, Net of Accumulated Amortization of $165,701 and $105,462                       180,518                 154,970
Intangibles, Net of Accumulated Amortization of $30,232 and $19,625                              190,449                 164,659
Property, Plant and Equipment, Net of Accumulated Depreciation
            of $32,983 and $22,936                                                                34,615                  32,430
Other                                                                                             23,554                  18,680
                                                                                     -------------------     -------------------

Total Assets                                                                         $           594,485     $           514,510
                                                                                     ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                  $             2,026     $             2,321
  Accounts payable and accrued expenses                                                           83,809                  89,564
  Deferred revenues                                                                               59,665                  38,485
  Other                                                                                            1,018                     479
                                                                                     -------------------     -------------------
     Total current liabilities                                                                   146,518                 130,849

Revolving Credit Loan and Long-term Debt                                                         238,994                 188,582

Other Liabilities                                                                                 17,477                  14,286

Shareholders' Equity:

  Preferred stock, no par value; authorized 5,000,000 shares;  none outstanding
  Common stock, $.01 par value, authorized 100,000,000 shares;
     issued and outstanding 27,721,249 and 27,340,288 shares                                         277                     273
  Additional paid-in capital                                                                     255,569                 255,262
  Accumulated deficit                                                                            (63,107)                (73,516)
  Other                                                                                           (1,243)                 (1,226)
                                                                                     -------------------     -------------------

     Total Shareholders' Equity                                                                  191,496                 180,793
                                                                                     -------------------     -------------------

Total Liabilities and Shareholders' Equity                                           $           594,485     $           514,510
                                                                                     ===================     ===================


See notes to condensed consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       DECEMBER 31,                        DECEMBER 31,
                                                            --------------------------------      ---------------------------
                                                                    1996              1995          1996              1995
                                                            -----------------  -------------      -----------   -------------
Revenues                                                   $         191,253   $    149,703      $   367,679   $     196,494

Cost of Revenues                                                     143,032        111,479          277,597         142,746

                                                            -----------------  -------------      -----------   -------------
Gross Profit                                                          48,221         38,224           90,082          53,748

Operating Expenses:
  Selling, general and administrative expenses                        30,381         28,533           54,650          34,216
  Amortization of intangibles                                          5,552          3,799           10,471           5,745
                                                            -----------------  -------------      -----------   -------------
     Total Operating Expenses                                         35,933         32,332           65,121          39,961

                                                            -----------------  -------------      -----------   -------------
Operating Income                                                      12,288          5,892           24,961          13,787

Interest Expense, Net of Interest Income                               3,747          4,840            7,015           5,419
                                                            -----------------  -------------      -----------   -------------

Income Before Income Taxes                                             8,541          1,052           17,946           8,368

Provision for Income Taxes                                             3,587            414            7,537           3,344
                                                            -----------------  -------------      -----------   -------------

Net Income                                                 $           4,954   $        638      $    10,409   $       5,024
                                                            =================  =============      ===========   =============

Per Common Share:
-----------------
Net Income                                                 $            0.17   $       0.03      $      0.35   $        0.22


Weighted Average Number of Common Shares
 and Equivalent Shares Outstanding                                    29,753         23,223           30,059          23,292


See notes to condensed consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                              SIX MONTHS ENDED DECEMBER 31,
                                                                                          --------------------------------------
                                                                                               1996                  1995
                                                                                          ----------------     -----------------
Operating Activities:

  Net income                                                                              $        10,409      $          5,024

  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                46,000                20,473
      Changes in assets and liabilities, net of effects of business acquisitions                  (35,422)              (10,598)
                                                                                          ----------------     -----------------

        Net cash provided by operating activities                                                  20,987                14,899

Investing Activities:

    Business acquisitions                                                                         (30,940)             (273,725)
    Capital expenditures, net of retirements                                                       (3,832)               (2,178)
    Repairable spare parts purchases                                                              (35,988)              (12,155)
                                                                                          ----------------     -----------------

        Net cash used in investing activities                                                     (70,760)             (288,058)

Financing Activities:

    Proceeds from issuance of common stock                                                            311                 1,631
    Proceeds from issuance of redeemable preferred stock                                              -                  31,392
    Proceeds from issuance of subordinated debentures and warrants                                    -                  30,126
    Proceeds from borrowings                                                                       50,253               255,000
    Payments on borrowings                                                                            -                 (47,110)
    Principal payments under capital leases                                                          (686)                  -
                                                                                          ----------------     -----------------

        Net cash provided by financing activities                                                  49,878               271,039

  Effect of exchange rates on cash                                                                    (17)                  (41)
                                                                                          ----------------     -----------------

Net change in cash and cash equivalents                                                                88                (2,161)

Cash and cash equivalents beginning of period                                                       8,221                 2,659
                                                                                          ----------------     -----------------

Cash and cash equivalents end of period                                                   $         8,309      $            498
                                                                                          ================     =================



See notes to condensed consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

NOTE 2:  INCOME PER COMMON SHARE

Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, primary income per share for the three and six month periods ended December 31, 1995, presented in connection with the Company's initial public offering of common stock via its Registration Statement on Form S-1, as amended, dated April 3, 1996 (the "Offering"), also includes amounts computed on options and warrants issued within twelve months of the filing date as if they were outstanding for all periods presented, even when the result is anti-dilutive, using the treasury stock method and the Offering price. Additionally, the computation of primary income per common share for the three and six month periods ended December 31, 1995 includes the conversion of all shares of preferred stock, which automatically converted to shares of common stock as of the closing of the Offering, as if they were outstanding for all periods presented, even when the result is anti-dilutive.

NOTE 3:  BUSINESS ACQUISITION

On November 15, 1996, the Company acquired substantially all of the assets of the U.S. computer service business (the "Business") of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex"). Memorex Telex had filed a petition in bankruptcy in the United States Bankruptcy Court in the District of Delaware on October 15, 1996; the Court approved the sale to the Company on November 1, 1996. The base purchase price was $52,500,000, comprised of the assumption of certain liabilities under contracts of the Business (the "Deferred Revenues"), which were estimated at closing to be $26,015,000, and base cash consideration of $26,485,000, excluding transaction and closing costs.

The purchase price is subject to further adjustment based upon the actual amount of Deferred Revenues, the amount of revenues of the Business for the two calendar months prior to closing, and the actual amount of inventory. The estimated fair market values of certain assets acquired, as well as liabilities assumed, are also subject to further adjustment as additional information becomes available to the Company.

The primary source of funds used for the acquisition was the Company's revolving credit facility, which was increased from $225 million to $300 million on November 13, 1996.

NOTE 4:  EMPLOYEE SEVERANCE AND EXIT COSTS

In the second quarter of fiscal 1997, in connection with the Memorex Telex acquisition, the Company recorded a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses ("exit costs"), primarily associated with duplicate facilities to be closed. The $3.4 million charge, recorded in accordance with Statement of Financial Accounting Standards No. 112 ("SFAS 112"), Employers' Accounting for Postemployment Benefits, reflects the actuarially-determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans. These costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended December 31, 1996. For further information regarding the Memorex Telex acquisition, see Note 3.

In the second quarter of fiscal 1996, in connection with the acquisition of Bell Atlantic Business Systems Services ("BABSS"), the Company recorded pre-tax charges for exit costs of $6.9 million, and estimated future employee severance costs of $0.1 million. During the fourth quarter of fiscal 1996, the Company reversed $3.4 million of these employee severance and exit cost liabilities. The reversal was primarily the result of the Company's ability to utilize and sublease various facilities identified in the original $7.0 million combined liability. Such information was unknown to the Company when the original liability was recorded.

ITEM 2.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 1996


This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding certain risks associated with the Company's practice of entering into interest rate swap agreements in an effort to minimize interest exposure and the sufficiency of the Company's liquidity and capital resources. Although the Company makes such statements based on assumptions which it believes to be reasonable and management's current expectations, such statements are subject to a number of risks and uncertainties and there can be no assurance that actual results will not differ materially from those described in such statements. Factors that may cause such a difference include, but are not limited to, those identified under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, as amended.

OVERVIEW:

Since the beginning of fiscal 1993, when the Company decided to focus principally on its current core business of providing computer maintenance and technology support services, DecisionOne has experienced significant growth, primarily through acquisition of complementary businesses as well as through growth in its existing business. The most significant of these business acquisitions was that of Bell Atlantic Business Systems Services ("BABSS"), which was acquired in October, 1995. Since the Company's initial public offering (the "Offering") in April, 1996, the Company has continued its growth through strategic acquisitions. The most significant of these acquisitions was the acquisition of the U.S. computer service business of Memorex Telex Corporation ("Memorex Telex") in November, 1996. These acquisitions, which have been accounted for as purchase transactions, are included in the accompanying unaudited Condensed Consolidated Financial Statements from the dates of acquisition.

Reported net income for the three and six months ended December 31, 1996 was $5.0 million, or $.17 per share, and $10.4 million, or $.35 per share, respectively, compared to $0.6 million, or $.03 per share and $5.0 million, or $.22 per share for the same periods a year ago. Net income, excluding charges for employee severance and unutilized lease/contract losses in both periods, was $7.4 million, or $.25 per share, for the quarter ended December 31, 1996 compared to $4.8 million, or $.21 per share, for the same period in fiscal 1996. Net income, excluding these charges, was $12.9 million, or $.43 per share, for the six months ended

December 31, 1996 compared to $9.2 million, or $.40 per share, for the same period in fiscal 1996. The following discussion of results of operations is presented for the Company for the fiscal quarters ended December 31, 1996 and 1995, and for the six month periods then ended.

RESULTS OF OPERATIONS:

Revenues: Revenues for the three months ended December 31, 1996 increased by $41.6 million, or 27.8%, to $191.3 million as compared to revenues for the same period a year earlier of $149.7 million. This increase is attributable primarily to the BABSS acquisition, which occurred on October 20, 1995, and to a lesser degree, to the acquisition of Memorex Telex, which occurred on November 15, 1996.

For the six months ended December 31, 1996, revenues increased to $367.7 million, as compared to revenues of $196.5 million for the same six month period in the prior fiscal year. This 87.1% increase was due primarily to the BABSS acquisition.

Gross Profit: Gross profit increased to $48.2 million from $38.2 million for the second quarter of the prior fiscal year, an increase of $10.0 million, or 26.2%. This increase is due principally to the BABSS acquisition during the second quarter of fiscal 1996, and to a lesser degree, to the Memorex Telex acquisition during the second quarter of fiscal 1997. For the six month periods ended December 31, 1996 and 1995, gross profit equaled $90.1 million and $53.7 million, respectively, with this 67.8% increase attributable mainly to the BABSS acquisition.

As a percentage of revenues, gross profit for the quarters ended December 31, 1996 and December 31, 1995 was 25.2% and 25.5%, respectively. For the six month periods ended December 31, 1996 and 1995, gross profit as a percentage of revenues was 24.5% and 27.4%, respectively. These decreases reflect the change in mix of the Company's services resulting from the BABSS acquisition, as higher-margin revenue contracts for servicing proprietary systems (i.e. systems that can only be serviced by a limited number of service providers), which represented approximately 30% of total revenues prior to the BABSS acquisition, currently account for a significantly smaller portion of total revenues. The impact of this service mix-related decrease in gross profits versus the prior year second quarter was largely offset by improved gross profits achieved during the second quarter of fiscal 1997 on the Company's current customer base.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by $1.9 million, or 6.7%, to $30.4 million for the three months ended December 31, 1996 from $28.5 million for the three months ended December 31, 1995. Included in SG&A expenses for each of these respective quarters were charges for estimated future employee severance costs and unutilized lease/contract losses. For the quarters ended December 31, 1996 and 1995, these charges totaled $4.3 million and $7.0 million, resulting from the Memorex Telex and BABSS acquisitions, respectively (see Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements for further information). Excluding these charges, SG&A expenses for the three months ended December 31, 1996 increased by 21.4%, to $26.1 million compared to the three month period a year earlier of $21.5 million, reflecting operating growth attributable primarily to the BABSS and Memorex Telex acquisitions.

Exclusive of these charges, SG&A expenses for the six months ended December 31, 1996 increased by $23.2 million, or 85.3%, to $50.4 million as compared to $27.2 million for the same period in the prior fiscal year. This increase was due primarily to the acquisition of BABSS in October, 1995.

As a percentage of revenues, SG&A expenses (exclusive of employee severance and unutilized lease/contract loss charges) decreased to 13.6% for the quarter ended December 31, 1996 as compared to 14.4% for the quarter ended December 31, 1995. Similarly, SG&A expenses as a percentage of revenue decreased to 13.7% for the six months ended December 31, 1996, from 13.8% for the six months ended December 31, 1995. These decreases reflect the Company's achievement of efficiency gains through operational growth.

Amortization of Intangibles: Amortization of intangible assets increased by $1.8 million, or 47.4%, from $3.8 million for the three months ended December 31, 1995 to $5.6 million for the three months ended December 31, 1996. This increase is attributable principally to the amortization of intangibles, primarily goodwill, arising from the acquisition of BABSS in October, 1995 and Memorex Telex in November, 1996.

For the six months ended December 31, 1996, amortization of intangible assets increased to $10.5 million as compared to $5.7 million for the same six-month period a year earlier, reflecting a $4.8 million, or 84.2%, increase associated principally with the amortization of intangibles resulting from the BABSS acquisition.

Interest Expense: Interest expense, net of interest income, for the three months ended December 31, 1996 decreased by $1.1 million, or 22.9%, to $3.7 million as compared to $4.8 million for the three months ended December 31, 1995. This decrease was primarily attributable to the Company's reduced average borrowing rate on long-term indebtedness, which equaled 6.4% and 9.0%, respectively, for the corresponding periods. The decrease in the average borrowing rate resulted from the Company's conversion of its existing credit facility to its current Revolving Credit Facility in April, 1996 (see "Liquidity and Capital Resources" for further information). This interest rate-related decrease was partially offset by substantially higher average outstanding borrowings in the quarter ended December 31, 1996 than in the same quarter of the prior year, most of which was required to fund the acquisitions of BABSS and Memorex Telex.

Interest expense, net of interest income, for the six months ended December 31, 1996 increased by $1.6 million, or 29.6%, to $7.0 million from $5.4 million for the six months ended December 31, 1995. This increase was due primarily to the Company's substantially higher average outstanding borrowings during the six months ended December 31, 1996, principally due to the funding of the October, 1995 BABSS acquisition and the November, 1996 Memorex Telex acquisition. As noted previously, the decrease in the Company's average borrowing rate for the six months ended December 31, 1996, compared to the same period a year earlier, partially offset the aforementioned impact of higher average borrowings.

Provision for Income Taxes: The Company's income tax provisions for the three and six month periods ended December 31, 1996 reflect an estimated effective income tax rate of approximately 42%, while the effective income tax rate for the three and six month periods ended December 31, 1995 was approximately 40%. This slight increase in the Company's anticipated effective income tax rate is due primarily to the prior-year impact of certain non-recurring foreign income tax benefits relating to net operating loss carryforwards.

As of June 30, 1996, the Company had tax net operating loss (NOL) carryforwards of approximately $38.1 million and $15.2 million, for Federal and state income tax purposes, respectively, which are scheduled to expire between 1997 and 2009. The Company also had minimum tax credits of approximately $1.2 million as of June 30, 1996, with no applicable expiration period. These carryforwards and credits may be utilized, as applicable, to reduce future taxable income. The Offering resulted in an "ownership change" pursuant to Section 382 of the Internal Revenue Code, which in turn results in the limitation on the usage of these carryforwards and credits during any future period to approximately $20 million per annum. See Note 11 to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included in its Annual Report on Form 10-K, as amended, dated September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES:

Financing:   Historically, the Company's principal sources of capital have been borrowings from banks (primarily to finance acquisitions), financing from principal stockholders through debt and equity securities, and cash flow from operations. In April, 1996, the Company significantly improved its liquidity and capital structure through i.) the Offering, which raised approximately
$106 million by the issuance of 6.3 million shares of common stock, and ii.) the restructuring of the Company's revolving credit debt, each of which is more fully discussed below.

The Company used the proceeds of the Offering to repay approximately $70 million of its existing 1995 Term Loan as well as to repay the then-existing balance of its subordinated notes of approximately $30 million. Further, in connection with the Offering, the Company's mandatorily-redeemable Series A, B and C Preferred Stock were automatically converted to common stock.

Subsequent to the Offering, the Company converted the remaining balance of its 1995 Term Loan and its then-existing $30 million revolving credit facility into a new $225 million, unsecured variable rate revolving credit facility (the "Facility"). During November, 1996, in connection with the acquisition of Memorex Telex, the Company's lender approved a $75 million increase to the Facility, raising the total loan commitment to $300 million (see Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements). The Facility enables the Company to borrow up to $300 million in the form of revolving credit loans with a maturity date of April 26, 2001 for all principal borrowed. The interest rate applicable to the Facility varies, at the Company's option, based upon LIBOR (plus an applicable margin not to exceed 1%) or the prime rate. As of December 31, 1996, the applicable interest rate was LIBOR plus .75%, for an effective rate of approximately 6.5%, and available borrowings under the Facility were $58.0 million. New borrowings under the Facility were approximately $35.2 million and $50.3 million for the three and six month periods ended December 31, 1996, respectively.

The Company also has attempted to minimize its interest exposure by entering into two interest rate swap agreements with major financial institutions. Although it may be exposed to losses in the event of nonperformance by counterparties, the Company does not expect such losses, if any, to be material.

Cash Flow and Leverage:   For the quarter ended December 31, 1996, the
Company's cash flow from operating activities equaled $14.3 million. Operating cash flow was $21.0 million for the first six months of fiscal 1996. These operating funds, together with borrowings under the Facility, provided the required capital to fund the Company's capital expenditures, totaling approximately $20.8 million and $39.9 million for the three and six month periods ended December 31, 1996, respectively, as well as the acquisition of complementary businesses for approximately $29.3 million and $30.9 million for the same respective periods.

Consistent with prior operating periods, the majority of the Company's capital expenditures consist of purchases of repairable spare parts needed to meet the service requirements of customers under computer maintenance contracts. These spare parts are generally purchased from original equipment manufacturers and other third parties. As of December 31, 1996, the Company had no material commitments for purchases of spare parts or for capital expenditures other than those in the ordinary course of business.

The most significant of the Company's business acquisitions during the six months ended December 31, 1996 was the Memorex Telex acquisition on November 15, 1996. The base purchase price was $52.5 million, comprised of the Company's assumption of $26.0 million of liabilities under acquired customer maintenance contracts, and $26.5 million in cash, before certain potential adjustments and transaction costs, which was paid at closing.

As of December 31, 1996, the Company maintained working capital of approximately $18.8 million and a current ratio (current assets to current liabilities) of approximately 1.13 to 1. These calculations exclude the Company's investment in repairable spare part inventories, which are classified as non-current assets in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 1996. As of December 31, 1996, the Company's debt-to-equity ratio was approximately 1.2 to 1.

The Company believes that its operations will generate cash which, together with cash availability under the Facility, will be sufficient to meet its working capital requirements, requirements for the purchase of repairable spare parts and other capital expenditures, and debt service requirements for the foreseeable future. Expansion of the Company's business through acquisitions, however, may require additional funds. While the Company will seek such financing as may be required to fund any future acquisitions, there can be no assurance that such financing will be available on reasonable terms.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

           Item 1.     Legal Proceedings
                            Not applicable

           Item 2.     Changes in Securities
                            Not applicable

           Item 3.     Defaults Upon Senior Securities
                            Not applicable

           Item 4.     Submission of Matters to a Vote of Security Holders
                       The Company's Annual Meeting of Stockholders was held on December 5, 1996. At the meeting, the stockholders of the Company (i) ratified the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending June 30, 1997, with 24,909,832 votes cast for ratification, 2,314 votes against and 1,260 votes withheld; (ii) approved the Amended and Restated DecisionOne Holdings Corp. Stock Option and Restricted Stock Purchase Plan (the "Plan"), including an increase in shares authorized under the Plan from 3,350,000 shares to 5,350,000 shares, with 21,998,113 votes for approval, 1,996,291 against, and 2,950 votes withheld; and (iii) elected the following to the Board of Directors of the
                       Company:

                                                 Votes          Votes
                                                  For          Withheld
                                               ----------      --------
                       Kenneth Draeger         24,884,156       29,250
                       Bruce K. Anderson       24,884,376       29,030
                       Michael C. Brooks       24,884,626       28,780
                       Thomas E. McInerney     24,884,576       28,830
                       Arthur F. Weinbach      24,884,656       28,750

           Item 5.     Other Information
                            Not applicable

           Item 6.     Exhibits and Reports on  Form 8-K
                       (a)  Exhibits:

                              Number         Description of Documents
                                 11          Computation of net income per share
                                 27          Financial data schedule

                       (b)  Reports on Form 8-K:

                       A Current Report on Form 8-K, dated December 3, 1996, was filed regarding i.) the Company's acquisition of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex") on November 15, 1996, and ii.) the increase in the Company's credit facility from $225 million to $300 million in connection with the Memorex Telex acquisition.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DecisionOne Holdings Corp.


                                          /s/ Thomas J. Fitzpatrick
                        --------------------------------------------------------
                                     Thomas J. Fitzpatrick
                                     Duly Authorized and Chief Financial Officer


         DATE:   February 14, 1997
                 -----------------