Form 10-Q
period 1997-03-31
DECISIONONE HOLDINGS CORP
filed 1997-05-15
CIK 1007588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
        ---       EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997
                               ----------------------------------------------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---       SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                               ----------------------------------------------

                         Commission File Number 0-28090
                                                -------


                           DECISIONONE HOLDINGS CORP.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

As of April 21, 1997 registrant had 27,817,830 shares of its Common Stock outstanding.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                             FORM 10-Q MAY 15, 1997

                                    CONTENTS


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

           Item 1.    Condensed Consolidated Balance Sheets -                2
                      March 31, 1997 and June 30, 1996
                      (unaudited)

                      Condensed Consolidated Statements of                   3
                      Operations - Three and Nine Months Ended
                      March 31, 1997 and 1996 (unaudited)

                      Condensed Consolidated Statements of                   4
                      Cash Flows - Nine Months Ended
                      March 31, 1997 and 1996 (unaudited)

                      Notes to Condensed Consolidated                      5-7
                      Financial Statements (unaudited)

           Item 2.    Management's Discussion and Analysis                8-14
                      of Financial Condition and Results of
                      Operations


PART II. OTHER INFORMATION                                                  15

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                   MARCH 31,      JUNE 30,
ASSETS                                                                                1997          1996
                                                                                   ---------     ---------
Current Assets:
  Cash and cash equivalents                                                        $  12,886     $   8,221
  Accounts receivable, net of allowances of $11,727 and $9,580                       136,401        92,650
  Inventories, net of allowances of $19,928 and $19,537                               35,186        30,130
  Other                                                                                7,637        12,770
                                                                                   ---------     ---------
     Total current assets                                                            192,110       143,771

Repairable Parts, Net of Accumulated Amortization of $144,158 and $105,462           195,656       154,970
Intangibles, Net of Accumulated Amortization of $36,164 and $19,625                  197,675       164,659
Property, Plant and Equipment, Net of Accumulated Depreciation
     of $36,530 and $22,936                                                           33,283        32,430
Other                                                                                 22,953        18,680
                                                                                   ---------     ---------

Total Assets                                                                       $ 641,677     $ 514,510
                                                                                   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                $   4,756     $   2,321
  Accounts payable and accrued expenses                                              101,516        89,564
  Deferred revenues                                                                   72,096        38,485
  Other                                                                                3,691           479
                                                                                   ---------     ---------
     Total current liabilities                                                       182,059       130,849

Revolving Credit Loan and Long-term Debt                                             241,915       188,582

Other Liabilities                                                                     16,608        14,286

Shareholders' Equity:

  Preferred stock, no par value; authorized 5,000,000 shares;  none outstanding
  Common stock, $.01 par value, authorized 100,000,000 shares;
     issued and outstanding 27,813,832 and 27,340,288 shares                             278           273
  Additional paid-in capital                                                         255,691       255,262
  Accumulated deficit                                                                (53,600)      (73,516)
  Other                                                                               (1,274)       (1,226)
                                                                                   ---------     ---------

     Total Shareholders' Equity                                                      201,095       180,793
                                                                                   ---------     ---------

Total Liabilities and Shareholders' Equity                                         $ 641,677     $ 514,510
                                                                                   =========     =========



See notes to condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        MARCH 31,               MARCH 31,
                                                        ---------               ---------
                                                    1997        1996        1997        1996
                                                  --------    --------    --------    --------
Revenues                                          $205,070    $172,673    $572,749    $369,167

Cost of Revenues                                   150,372     129,962     427,969     272,708

                                                  --------    --------    --------    --------
Gross Profit                                        54,698      42,711     144,780      96,459

Operating Expenses:
  Selling, general and administrative expenses      28,228      22,303      82,878      56,519
  Amortization of intangibles                        6,390       4,872      16,861      10,617
                                                  --------    --------    --------    --------
     Total Operating Expenses                       34,618      27,175      99,739      67,136

                                                  --------    --------    --------    --------
Operating Income                                    20,080      15,536      45,041      29,323

Interest Expense, Net of Interest Income             3,689       5,801      10,704      11,220
                                                  --------    --------    --------    --------

Income Before Income Taxes                          16,391       9,735      34,337      18,103

Provision for Income Taxes                           6,884       3,893      14,421       7,237
                                                  --------    --------    --------    --------

Net Income                                        $  9,507    $  5,842    $ 19,916    $ 10,866
                                                  ========    ========    ========    ========


Per Common Share:
Net Income                                        $   0.32    $   0.25    $   0.66    $   0.46


Weighted Average Number of Common Shares
 and Equivalent Shares Outstanding                  30,062      23,469      30,066      23,424




See notes to condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    NINE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------
                                                                                         1997          1996
                                                                                      ---------     ---------
Operating Activities:

    Net income                                                                        $  19,916     $  10,866

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    72,339        39,245
        Changes in assets and liabilities, net of effects of business acquisitions      (34,601)      (14,622)
                                                                                      ---------     ---------

          Net cash provided by operating activities                                      57,654        35,489

Investing Activities:

      Business acquisitions                                                             (34,433)     (273,725)
      Capital expenditures, net of retirements                                           (6,093)       (3,331)
      Repairable spare parts purchases                                                  (64,803)      (31,715)
                                                                                      ---------     ---------

          Net cash used in investing activities                                        (105,329)     (308,771)

Financing Activities:

      Proceeds from issuance of common stock                                                434         1,631
      Proceeds from issuance of redeemable preferred stock                                   --        31,392
      Proceeds from issuance of subordinated debentures and warrants                         --        30,126
      Proceeds from borrowings                                                           52,915       260,945
      Payments on borrowings                                                                 --       (48,062)
      Principal payments under capital leases                                              (961)           --
                                                                                      ---------     ---------

          Net cash provided by financing activities                                      52,388       276,032

    Effect of exchange rates on cash                                                        (48)          (20)
                                                                                      ---------     ---------

Net change in cash and cash equivalents                                                   4,665         2,730

Cash and cash equivalents beginning of period                                             8,221         2,659
                                                                                      ---------     ---------

Cash and cash equivalents end of period                                               $  12,886     $   5,389
                                                                                      =========     =========




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

NOTE 2:  INCOME PER COMMON SHARE

Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, primary income per share for the three and nine month periods ended March 31, 1996, presented in connection with the Company's initial public offering of common stock in its Registration Statement on Form S-1, as amended, dated April 3, 1996 (the "Offering"), also includes amounts computed on options and warrants issued within twelve months of the filing date as if they were outstanding for all periods presented, even when the result is anti-dilutive, using the treasury stock method and the Offering price. Additionally, the computation of primary income per common share for the three and nine month periods ended March 31, 1996 includes the conversion of all shares of preferred stock, which automatically converted into shares of common stock as of the closing of the Offering, as if they were outstanding for all periods presented, even when the result is anti-dilutive.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128, which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as disclosures including a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share, which will approximate the Company's currently-reported net income per common share, includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

SFAS 128 is effective for interim and annual financial reporting periods ending after December 15, 1997, and early adoption is not permitted. When adopted by the Company, as required, for the fiscal quarter ending December 31, 1997, all prior quarters' earnings per share information will be required to be restated on a comparable basis.

Assuming that SFAS 128 had been implemented, pro forma basic earnings per share would have been $0.34 and $0.27 for the three month periods and $0.72 and $0.51 for the nine month periods ended March 31, 1997 and 1996, respectively. Under SFAS 128, diluted earnings per share would not have differed from net income per common share for the periods presented in the accompanying unaudited condensed consolidated statements of operations.

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

The purchase price is subject to further adjustment based upon the actual amount of Deferred Revenues, the amount of revenues of the Business for the two calendar months prior to closing, and the actual amount of inventory. The estimated fair market values of certain assets acquired, as well as liabilities assumed, are also subject to further adjustment as additional information becomes available to the Company. During the third quarter of fiscal 1997, the estimated Deferred Revenue liability was increased by approximately $2,300,000.

The primary source of funds used for the acquisition was the Company's revolving credit facility, which was increased from $225 million to $300 million on November 13, 1996.

NOTE 4:  EMPLOYEE SEVERANCE AND EXIT COSTS

In the second quarter of fiscal 1997, in connection with the Memorex Telex acquisition, the Company recorded a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses ("exit costs"), primarily associated with duplicate facilities to be closed. The $3.4 million charge, recorded in accordance with Statement of Financial Accounting Standards No. 112 ("SFAS 112"), Employers' Accounting for Postemployment Benefits, reflects the actuarially-determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans. These costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the nine month period ended March 31, 1997. For further information regarding the Memorex Telex acquisition, see Note 3.

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

NOTE 5:  SUBSEQUENT EVENT

On May 4, 1997, the Company and Quaker Holding Co. ("Quaker") an affiliate of DLJ Merchant Bankers II, entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, Quaker will merge with and into the Company, and the holders of each share of the Company's common stock can elect to receive $23 in cash for such share or to retain such share in the merged Company. In any event, holders will be required to retain 5.3% of the Company's common stock outstanding immediately prior to the merger. In addition, the Company and Quaker entered into a voting agreement (the "Voting Agreement") with certain partnerships affiliated with Welsh, Carson, Anderson & Stowe and J.H. Whitney & Co., pursuant to which these partnerships, subject to certain conditions, have agreed to vote in favor of the merger 8,345,349 of the 14,837,501 shares of Company common stock owned by them, exclusive of warrants to purchase 468,750 shares of common stock at $0.10 per share. The 8,345,349 shares represent approximately 30% of the Company's common stock outstanding on April 21, 1997.

The Company has previously filed both the Merger Agreement and the Voting Agreement in a Current Report on Form 8-K, filed on May 5, 1997 with the Securities and Exchange Commission.

The proposed merger, which will be recorded as a recapitalization for accounting purposes, is subject to a number of conditions, including regulatory approvals and approval by Company stockholders. The transaction is estimated to have an aggregate value of approximately $924 million, including refinancing of the Company's existing revolving credit facility. The Company expects the merger to close by September, 1997.

As a result of the proposed merger, the Company and Quaker will incur various costs, currently estimated to range between $30 million and $50 million, on a pretax basis, in connection with consummating the transaction. These costs consist primarily of professional fees, registration costs and other expenses. Although the exact timing, nature and amount of these merger transaction costs are subject to change, the Company expects that a one-time charge for these costs will be recorded in the quarter during which the merger is consummated.

ITEM 2.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE AND NINE MONTHS ENDED MARCH 31, 1997


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


OVERVIEW AND SIGNIFICANT EVENTS:

THE BUSINESS

Since the beginning of fiscal 1993, when the Company decided to focus principally on its current core business of providing computer maintenance and technology support services, DecisionOne has experienced significant growth, primarily through acquisition of complementary businesses as well as through growth in its existing business. The most significant of these business acquisitions was that of Bell Atlantic Business Systems Services ("BABSS"), which was acquired in October, 1995. Since the Company's initial public offering (the "Offering") in April, 1996, the Company has continued its growth through strategic acquisitions. The most significant of these was the acquisition of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex") in November, 1996. These acquisitions, which have been accounted for as purchase transactions, are included in the accompanying unaudited Condensed Consolidated Financial Statements from the dates of acquisition.

PROPOSED RECAPITALIZATION

As described in Note 5 to the accompanying unaudited condensed consolidated financial statements, on May 4, 1997, the Company and Quaker Holding Co. ("Quaker") an affiliate of DLJ Merchant Bankers II, entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, Quaker will merge with and into the Company, and the holders of each share of the Company's common stock can elect to receive $23 in cash for such share or to retain such share in the merged Company. In any event, holders will be required to retain 5.3% of the Company's common stock outstanding immediately prior to the merger. In addition, the Company and Quaker entered into a voting agreement (the "Voting Agreement") with certain partnerships affiliated with Welsh, Carson, Anderson & Stowe and J.H. Whitney & Co., pursuant to which these partnerships, subject to certain conditions, have agreed to vote in favor of the merger 8,345,349 of the 14,837,501 shares of Company common stock owned by them, exclusive of warrants to purchase 468,750 shares of common stock at $0.10 per share. The 8,345,349 shares represent approximately 30% of the Company's common stock outstanding on April 21, 1997.

The Company has previously filed both the Merger Agreement and the Voting Agreement in a Current Report on Form 8-K, filed on May 5, 1997 with the Securities and Exchange Commission.

The proposed merger, which will be recorded as a recapitalization for accounting purposes, is subject to a number of conditions, including regulatory approvals and approval by Company stockholders. The transaction is estimated to have an aggregate value of approximately $924 million, including refinancing of the Company's existing revolving credit facility. The Company expects the merger to close by September, 1997.

As a result of the proposed merger, the Company and Quaker will incur various costs, currently estimated to range between $30 million and $50 million, on a pretax basis, in connection with consummating the transaction. These costs consist primarily of professional fees, registration costs and other expenses. Although the exact timing, nature and amount of these merger transaction costs are subject to change, the Company expects that a one-time charge for these costs will be recorded in the quarter during which the merger is consummated.

RESULTS OF OPERATIONS:

Reported net income for the three and nine months ended March 31, 1997 was $9.5 million, or $.32 per share, and $19.9 million, or $.66 per share, respectively, compared to $5.8 million, or $.25 per share and $10.9 million, or $.46 per share for the same periods a year ago. Net income, excluding charges for employee severance and unutilized lease/contract losses, was $22.4 million, or $.74 per share, for the nine months ended March 31, 1997 compared to $15.1 million, or $.64 per share, for the same period in fiscal 1996.

The following discussion of results of operations is presented for the Company for the fiscal quarters ended March 31, 1997 and 1996, and for the nine month periods then ended.

Revenues: Revenues for the three months ended March 31, 1997 increased by $32.4 million, or 18.8%, to $205.1 million as compared to revenues for the same period a year earlier of

$172.7 million. This increase is attributable primarily to the acquisition of Memorex Telex in November 1996, which resulted in increased revenues of approximately $25 million as compared to the quarter ended March 31, 1996.

For the nine months ended March 31, 1997, revenues increased to $572.7 million, as compared to revenues of $369.2 million for the same nine month period in the prior fiscal year. This 55.1% increase was due primarily to the BABSS acquisition, which occurred on October 20, 1995.

Gross Profit: Gross profit increased to $54.7 million from $42.7 million for the third quarter of the prior fiscal year, an increase of $12.0 million, or 28.1%. This increase is due principally to the Memorex Telex acquisition, which occurred during the second quarter of fiscal 1997. For the nine month periods ended March 31, 1997 and 1996, gross profit equaled $144.8 million and $96.5 million, respectively, with this 50.1% increase attributable primarily to the BABSS acquisition, and to a lesser degree, to the Memorex Telex acquisition.

As a percentage of revenues, gross profit for the quarters ended March 31, 1997 and March 31, 1996 was 26.7% and 24.7%, respectively. For the nine month periods ended March 31, 1997 and 1996, gross profit as a percentage of revenues was 25.3% and 26.1%, respectively. Efficiency and productivity gains made a positive contribution to gross margin for the quarter ended March 31, 1997 compared to the same period a year earlier. Increases in the Company's customer base, both by internal sales and by acquisition, have assisted in leveraging resources in the Company's infrastructure.

The decrease in gross margin percentage for the nine months ended March 31, 1997 versus the same period in the previous fiscal year is attributable to the change in mix of the Company's services resulting from the BABSS acquisition, as higher-margin revenue contracts for servicing proprietary systems (i.e. systems that can only be serviced by a limited number of service providers), which represented approximately 30% of total revenues prior to the BABSS acquisition, currently account for a significantly smaller portion of total revenues. The impact of this service mix-related decrease in gross profits versus the prior year nine month period was largely offset by improved gross profits achieved during the second and third quarters of fiscal 1997 on the Company's current customer base.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by $5.9 million, or 26.5%, to $28.2 million for the three months ended March 31, 1997 from $22.3 million for the three months ended March 31, 1996. This increase is primarily attributable to growth associated with the Memorex Telex acquisition, including increased sales salaries and commissions, as well as increased travel and bad debt expenses.

For the nine months ended March 31, 1997 and 1996, respectively, SG&A expenses totaled $82.9 million and $56.5 million, resulting in an increase of $26.4 million, or 46.7%. Included in SG&A expenses for each of these respective periods were charges for estimated future employee severance costs and unutilized lease/contract losses in connection with specific acquisitions. For the nine months ended March 31, 1997 and 1996, these charges totaled $4.3 million and $7.0 million, resulting from the Memorex Telex and BABSS acquisitions, respectively (see Note 4 to the accompanying unaudited condensed consolidated financial statements for further information). Exclusive of these charges, SG&A expenses for the nine months ended March 31, 1997 increased by $29.1 million, or 58.8%, to $78.6 million as compared to $49.5 million for the same period in the prior fiscal year. This increase was due primarily to the acquisition of BABSS in October, 1995.

As a percentage of revenues, SG&A expenses increased slightly, to 13.8% for the quarter ended March 31, 1997 as compared to 12.9% for the quarter ended March 31, 1996. Excluding the previously-noted special charges, SG&A expenses as a percentage of revenue for the nine month periods ended March 31, 1997 and 1996 remained relatively flat, representing 13.7% and 13.4% of revenues for these periods, respectively.

Amortization of Intangibles: Amortization of intangible assets increased by $1.5 million, or 30.6%, from $4.9 million for the three months ended March 31, 1996 to $6.4 million for the three months ended March 31, 1997. This increase is attributable principally to the amortization of intangibles, primarily goodwill, arising from additional acquisitions, principally Memorex Telex in November, 1996.

For the nine months ended March 31, 1997, amortization of intangible assets increased to $16.9 million as compared to $10.6 million for the same nine-month period a year earlier, reflecting a $6.3 million, or 59.4%, increase associated principally with the amortization of intangibles resulting from the BABSS and Memorex Telex acquisitions.

Interest Expense: Interest expense, net of interest income, for the three months ended March 31, 1997 decreased by $2.1 million, or 36.2%, to $3.7 million as compared to $5.8 million for the three months ended March 31, 1996. This decrease was primarily attributable to the Company's reduced average borrowing rate on long-term indebtedness, which equaled approximately 6.4% and 9.0%, respectively, for the corresponding periods. The decrease in the average borrowing rate resulted from the Company's conversion of its existing credit facility to its current Revolving Credit Facility in April, 1996 (see "Liquidity and Capital Resources" for further information). This interest rate-related decrease, coupled with lower average outstanding borrowings in the quarter ended March 31, 1997 compared to the same quarter of the prior year, resulted in decreased overall interest expense.

Similarly, interest expense, net of interest income, for the nine months ended March 31, 1997 decreased by $0.5 million, or 4.6%, to $10.7 million from $11.2 million for the nine months ended March 31, 1996. This decrease was also due primarily to the factors noted above.

Provision for Income Taxes: The Company's income tax provisions for the three and nine month periods ended March 31, 1997 reflect an estimated effective income tax rate of approximately 42%, while the effective income tax rate for the three and nine month periods ended March 31, 1996 was approximately 40%. This increase in the Company's anticipated effective income tax rate is due primarily to the prior-year impact of certain non-recurring foreign income tax benefits relating to net operating loss carryforwards.

As of June 30, 1996, the Company had tax net operating loss (NOL) carryforwards of approximately $38.1 million and $15.2 million, for Federal and state income tax purposes, respectively, which are scheduled to expire between 1997 and 2009. The Company also had minimum tax credits of approximately $1.2 million as of June 30, 1996, with no applicable expiration period. These carryforwards and credits may be utilized, as applicable, to reduce future taxable income. The Offering resulted in an "ownership change" pursuant to Section 382 of the Internal Revenue Code, which in turn results in the limitation on the usage of these carryforwards and credits during any future period to approximately $20 million per annum. See Note 11 to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included in its Annual Report on Form 10-K, as amended, dated September 30, 1996. The Company does not anticipate that the consummation of the proposed merger transaction with Quaker, as described above, will result in a material adverse impact on its ability to utilize these carryforwards in future periods.


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

Subsequent to the Offering, the Company converted the remaining balance of its 1995 Term Loan and its then-existing $30 million revolving credit facility into a new $225 million, unsecured variable rate revolving credit facility (the "Facility"). During November, 1996, in connection with the acquisition of the computer service business of Memorex Telex, the Company's lender approved a $75 million increase to the Facility, raising the total loan commitment to $300 million (see Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements).

The Facility enables the Company to borrow up to $300 million in the form of revolving credit loans with a maturity date of April 26, 2001 for all principal borrowed. The interest rate applicable to the Facility varies, at the Company's option, based upon LIBOR (plus an applicable margin not to exceed 1%) or the prime rate. As of March 31, 1997, the applicable interest rate was LIBOR plus
 .75%, for an effective rate of approximately 6.5%, and available borrowings under the Facility were $55.5 million.

New borrowings under the Facility were approximately $2.6 million and $52.9 million for the three and nine month periods ended March 31, 1997, respectively. New borrowings during the nine month period ended March 31, 1997 included substantially all of the funding required with respect to the Memorex Telex acquisition. As noted below, the Company's proposed merger with Quaker, if consummated, would result in the refinancing of the Facility. The Company also has attempted to minimize its interest exposure by entering into two interest rate swap agreements with major financial institutions. Although it may be exposed to losses in the event of nonperformance by counterparties, the Company does not expect such losses, if any, to be material.

If consummated, the Company's proposed merger with Quaker, as described in Note 5 to the accompanying unaudited condensed consolidated financial statements, would have a substantial impact on the Company's current capital structure. Upon consummation of the merger, the recapitalized Company would be significantly higher-leveraged in comparison to its current capital structure.

Cash Flow and Leverage: For the quarter ended March 31, 1997, the Company's cash flow from operating activities equaled $36.7 million. Operating cash flow was $57.7 million for the first nine months of fiscal 1997. These operating funds, together with borrowings under the Facility, provided the required capital to fund the Company's capital expenditures, totaling approximately $31.0 million and $70.9 million for the three and nine month periods ended March 31, 1997, respectively, as well as the acquisition of complementary businesses for approximately $3.5 million and $34.4 million for the same respective periods. Included in these acquisitions was that of Memorex Telex in November 1996, as described below.

Reducing cash flow from operating activities for the three and nine months ended March 31, 1997 was the Company's payment of approximately $1.8 million to the Internal Revenue Service in full satisfaction of certain interest liabilities related to prior tax periods (see Note 9 to the Company's audited consolidated financial statements for the fiscal year ended June 30, 1996). The Company had adequately accrued for this liability prior to payment, and no further amounts are due with regard to these matters.

Consistent with prior operating periods, the majority of the Company's capital expenditures consist of purchases of repairable spare parts needed to meet the service requirements of customers under computer maintenance contracts. These spare parts are generally purchased from original equipment manufacturers and other third parties. As of March 31, 1997, the Company had no material commitments for purchases of spare parts or for capital expenditures other than those in the ordinary course of business.

The most significant of the Company's business acquisitions during the nine months ended March 31, 1997 was the Memorex Telex acquisition on November 15, 1996. The base purchase price was $52.5 million, comprised of the Company's assumption of $26.0 million of liabilities under acquired customer maintenance contracts, and $26.5 million in cash, before certain potential adjustments and transaction costs, which was paid at closing.

As of March 31, 1997, the Company maintained working capital of approximately $10.1 million and a current ratio (current assets to current liabilities) of approximately 1.06 to 1. These calculations exclude the Company's investment in repairable spare part inventories, which are classified as non-current assets in the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 1997. As of March 31, 1997, the Company's debt-to-equity ratio was approximately
1.2 to 1.

As previously noted (see "Liquidity and Capital Resources" above), the proposed merger with Quaker would result in substantial changes to the Company's current capitalization, including but not limited to its debt-to-equity ratio and its related debt service requirements.

The Company expects that its ongoing working capital requirements, requirements for the purchase of repairable spare parts and other capital expenditures, and debit service requirements will be funded by its ongoing operations, together with cash availability under the Facility. Expansion of the Company's business through acquisitions, however, may require additional funds. While the Company will seek such financing as may be required to fund any future acquisitions, including but not limited to that which may become available pursuant to the proposed merger with Quaker, there can be no assurance that such financing will be available on reasonable terms.

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

           Item 1.       Legal Proceedings
                              Not applicable

           Item 2.       Changes in Securities
                              Not applicable

           Item 3.       Defaults Upon Senior Securities
                              Not applicable

           Item 4.       Submission of Matters to a Vote of Security Holders
                              Not applicable

           Item 5.       Other Information
                              On April 30, 1997, the United States District Court for the Southern District of New York granted the joint motion of the U.S. Department of Justice and IBM, approving the proposed settlement of the IBM Consent Decree litigation.
                              A summary of the terms of the settlement, and the possible effects on the Company's business, is set forth at pages 8-9 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as amended, under "Risk Factors -- Competition; Competitive Advantage of OEMs".

           Item 6.       Exhibits and Reports on  Form 8-K

                         (a)  EXHIBITS:

                         Number         Description of Documents
                         ------         ------------------------
                           10.1          Employment Letter with Thomas M.
                                         Molchan
                           10.2          Employment Letter with Dwight T. Wilson
                           11            Computation of net income per share
                           27            Financial data schedule

                         (b)  REPORTS ON FORM 8-K:

                         None

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DecisionOne Holdings Corp.


                                 /s/ Thomas J. Fitzpatrick
                                 -----------------------------------------------
                                     Thomas J. Fitzpatrick
                                     Duly Authorized and Chief Financial Officer


DATE:   May 15, 1997