Form 10-K405
period 1997-06-30
DECISIONONE HOLDINGS CORP
filed 1997-09-29
CIK 1007588

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

                           DECISIONONE HOLDINGS CORP.
             (exact name of registrant as specified in its charter)

                DELAWARE                                0-28090                                13-3435409
    (State or other jurisdiction of               (Commission file #)                       (I.R.S. Employer
     incorporation or organization)                                                       Identification No.)

                            DECISIONONE CORPORATION
             (exact name of registrant as specified in its charter)

                DELAWARE                               333-28411                               23-2328680
    (State or other jurisdiction of               (Commission file #)                       (I.R.S. Employer
     incorporation or organization)                                                       Identification No.)

                            50 EAST SWEDESFORD ROAD
                           FRAZER, PENNSYLVANIA 19355
                                 (610) 296-6000
 (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                  PRINCIPAL EXECUTIVE OFFICES OF REGISTRANTS)

SECURITIES REGISTERED PURSUANT TO THE SECTION 12(b) OF THE ACT:

                                                                NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                             ON WHICH REGISTERED
-----------------------------------------------------  ----------------------------------------
             DECISIONONE HOLDINGS CORP.:
      9 3/4 SENIOR SUBORDINATED NOTES DUE 2007                           NONE
              DECISIONONE CORPORATION:
     11 1/2 SENIOR DISCOUNT DEBENTURES DUE 2009                          NONE
 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF
                       THE ACT:
             DECISIONONE HOLDINGS CORP.:
            COMMON STOCK, $.01 PAR VALUE                                 NONE

     Indicate by check mark whether DecisionOne Holdings Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [CHECK]    No_______

     Indicate by check mark whether DecisionOne Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes__________ No   [CHECK]

     The aggregate market value of the voting stock of DecisionOne Holdings Corp. held by non-affiliates, based upon the closing price of Common Stock on September 11, 1997, as reported by the Nasdaq National Market System, was approximately $44,170,728. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. All of the voting stock of DecisionOne Corporation is held by DecisionOne Holdings Corp.

     At September 11, 1997, 12,499,978 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CHECKED BOX]

     DecisionOne Corporation meets the conditions set forth in General Instruction I(1) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of DecisionOne Holdings Corp.'s Proxy Statement prepared in connection with its 1997 Annual Meeting of Stockholders (Part III)
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Item 1. is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation.

GENERAL

     DecisionOne Holdings Corp., through its wholly owned operating subsidiary DecisionOne Corporation and its subsidiaries (collectively, the "Company") is the largest independent provider of multivendor computer maintenance and technology support services in the United States, based on Dataquest Incorporated ("Dataquest") estimates for calendar year 1996. The Company offers its customers a single source solution for virtually all of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. The Company believes it is the most comprehensive independent (i.e., not affiliated with an original equipment manufacturer, or OEM) provider of these services across a broad range of computing environments, including mainframes, midrange and distributed systems, work groups, PCs and related peripherals. The Company provides support for over 15,000 hardware products manufactured by more than 1,000 OEMs. The Company also supports most major operating systems and over 150 off-the-shelf software applications. The Company delivers its services through an extensive field service organization of approximately 4,000 field technicians in over 150 service locations throughout the United States and Canada and strategic alliances in selected international markets.

     The Company services over 51,000 customers at over 182,000 sites across the United States and Canada. The Company's customers include a diverse group of national and multinational corporations, including SABRE Group, Inc. (an affiliate of American Airlines, Inc.), Sun Microsystems, Inc. ("Sun"), Compaq Computer Corporation ("Compaq"), NationsBank, DuPont Company ("DuPont"), Chevron Corporation and Netscape Communications Corporation ("Netscape").

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

     From the beginning of fiscal 1993 through fiscal 1997, the Company has established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of 36 complementary businesses. The most significant of these were IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for cash consideration of $29.5 million; Bell Atlantic Business Systems Services, Inc. ("BABSS") which was acquired in October 1995 for approximately $250.0 million, and certain assets of the U.S. computer service business of Memorex Telex ("Memorex Telex"), which were acquired in November 1996 for cash consideration of approximately $24.4 million after certain purchase price adjustments.

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

MERGER AND RESTRUCTURING

     On August 7, 1997, the Company consummated a merger (the "Merger") with an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJ"). Pursuant to the Merger, DLJ, certain funds affiliated with DLJ (collectively, with DLJ, the "DLJ Funds"), and third-party investors who have entered into an agreement (the "Investors' Agreement") with DLJ in respect of the voting and disposition of shares acquired by them (collectively, the "DLJ Group"), acquired approximately
10.9 million shares, or 87.4% of the Company's outstanding common stock in exchange for approximately $225 million. Such equity proceeds, along with $145.5 million of net proceeds from the sale of 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"), $81.6 million of net proceeds from the sale of units consisting of 11 1/2% Senior Discount Debentures due 2008 and 148,400 Warrants to purchase 281,960 shares of Company common stock exercisable at $23 per share (the "Units"), and borrowings of $470.0 million under a $575 million senior secured loan facility were used to repurchase approximately 26.5 million shares for approximately $609.7 million, cash out existing options and warrants, repay the Company's then-existing revolving credit facility, and pay fees and expenses incurred in connection with the Merger. See "Merger and Recapitalization" included in Item 7 herein.

INDUSTRY BACKGROUND

     The United States market for computer hardware maintenance and technology support services is large and growing. According to Dataquest projections, the hardware maintenance and technology support services market was approximately $40.5 billion in 1996 and is projected to grow at a compound annual rate of 5.6% to $50.3 billion by the year 2000. Within the market surveyed by Dataquest, Dataquest estimates that the independent, multivendor segment was approximately $8.8 billion in 1996 and projects the segment to grow at a 14% compound annual rate to $14.8 billion by the year 2000. According to Dataquest, independent, multivendor service providers such as the Company are taking market share from the OEM service providers faster than OEMs are contracting new business. The Company believes that this is occurring for several reasons including: (i) customers are looking for single source providers who support multiple computer hardware and software platforms, (ii) independent service providers are viewed as being unbiased toward computer purchase decisions and (iii) OEMs are increasingly outsourcing customer maintenance service (including warranty and post warranty services) and technical customer support such as help desk services to independents in order to focus on their core design, technology and marketing competencies. According to Dataquest, within the independent, multivendor segment, hardware maintenance was the dominant service, accounting for approximately 71% of 1996 revenues, with technology support services, including software support, network support and end-user training, comprising the remaining 29% of 1996 revenues.

     The independent, multivendor segment is also fragmented and consolidating. Participants in the independent multivendor segment include: (i) several large independent service providers, (ii) the multivendor segments of OEM service organizations and (iii) hundreds of smaller independent companies servicing either product niches or limited geographical areas of the United States. The significant market position of OEMs is due largely to their traditional role of servicing their own installed base of equipment and their customers' former reliance on centralized, single vendor solutions (i.e. mainframe systems).

COMPANY SERVICES

     The Company provides a comprehensive range of core technology support services to customers across a broad range of computing environments, including mainframes, midrange and distributed systems, work groups, PCs and related peripherals. The Company customizes its service offerings to the individual customer's needs in response to the nature of the customer's requirements, the term of the contract and the combination of services that are provided. Services are bundled to match the support requirements of customers and include hardware support, end-user and software support, network support, management information services, program management, planning support and ancillary support services.

  Hardware Support

     Hardware support services consist of remedial and preventive maintenance for computers and computer peripheral devices. The Company supports over 15,000 different hardware products manufactured by more than 1,000 OEMs. The Company's customer support centers ("CSCs") handle over 330,000 calls per month regarding hardware support. The Company maintains and manages an inventory of over 3.5 million parts representing more than 300,000 part numbers. The Company also has access to a network of computer equipment vendors, brokers and highly skilled repair suppliers, as well as access to certain IBM Designated Parts Sales Locations.

     In addition to its on site diagnostic tools, the Company uses industry and proprietary software diagnostic capabilities to monitor system performance on a remote basis. Also, large customers are provided remote, on line access to certain of the Company's systems to log service requests and track service delivery.

     The Company prices its products and services on either a fixed fee or per incident basis. Pricing is based on various factors including equipment failure rates, cost of repairable parts and labor expenses.

  End-user and Software Support

     The Company's CSCs handle over 90,000 calls per month for help desk and software support. Levels of support range from basic and network support for corporate end-users to advanced operating system support for systems administrators. Customized support also is available for vertical market applications and OEM accounts. Operational services are available seven days per week, twenty-four hours a day.

     The Company currently provides support for PC/workstation operating systems such as Windows95(R), Windows(R), MS DOS(R), and Sun Microsystems' Solaris(R), as well as support on network operating systems such as Novell Netware(R) and Windows NT(R). Groupware products like Lotus Notes and Internet browsers such as Netscape also are fully supported. Additionally, over 100 PC software products ranging from spreadsheets and word processing to communications and graphics are supported, as are numerous on-line services.

     The Company is a Microsoft Authorized Support Center, providing help desk support for a broad range of Microsoft business software applications and operating systems. Technical support is delivered through the Company's network of CSCs and ranges from basic end-user software support to second level professional support, and work in conjunction with Microsoft desktop applications and operating systems, like Microsoft Windows(R)95 and Windows(R)NT.

  Network Support

     The Company provides support services for networked computing environments, including management, administration, and operations support for both local area networks and wide area networks ("WANs"). Network support services are designed to reduce the cost of ownership of networked computing, improve productivity of network users, and supplement customers' internal support staffs. The Company's remote network management services provide monitoring of fault and performance data in customers' networks and problem resolution from the Company's network management center. The Company also provides on site network services to assist customers with network administration, operations, and remedial support. Network specialists may be resident at the customer site or dispatched as necessary.

  Logistics Services

     The Company also repairs and refurbishes computer parts and assemblies at seven depot repair centers in the United States. In addition to supporting its own business, these services are provided primarily for OEMs, distributors and other third party maintenance companies. Subassemblies repaired include system logic boards, hard disk drive assemblies, peripherals, power supplies and related equipment. The Company's depot repair facilities located in Malvern, Pennsylvania; Boston, Massachusetts; Milwaukee, Wisconsin; and San Francisco, California are certified to ISO-9002 standards.

     The Company also provides logistics services, including the planning and forecasting of parts requirements and parts sourcing, inventory and warranty management, for Compaq and other manufacturers. Under terms of the Compaq logistics service contract, the Company handles orders from customers, dealers and distributors in North America for parts that are no longer produced by Compaq. The parts are used to repair Compaq desktops, laptops and servers and include such components as flat panels (LCDs), motherboards, monitors, power supplies and related parts. In addition to repair and replacement work, the Company manages the program's logistics requirements and parts warranty reimbursement activities.

  Program Management

     The Company provides ongoing management services for companies that wish to outsource all or a portion of their services management requirements. Typical services include third party vendor management, on site personnel support and program evaluation, as well as a variety of support capabilities required to prepare a system for operation and improve its efficiency. These support capabilities include support for system installation, de-installation, moves, upgrades, reconfigurations, system configuration audits, inventory tracking services and data restoration assistance.

  Planning Support

     The Company assists customers in defining their enterprise service requirements, establishing service delivery benchmarks, recommending process improvements and auditing the results of implemented programs over time. The objective of these consulting services is to assist customers in reducing the total cost of ownership and improving operating efficiency in their service environments.

  Information Services

     The Company makes service improvement recommendations to customers based on information accumulated from its hardware, network and end-user support services. Management information services allow customers to make informed decisions relating to hardware and software procurements as well as the need for increased employee training. The Company believes these services differentiate it from OEMs and software developers that may favor their own products.

     The Company's AssetOne(TM) service tracks customers' desktop assets and provides information on hardware configuration, software utilization, warranty status, equipment location and user profiles. This information can then be used to improve the way customers' assets are deployed, serviced, and used in order to reduce costs and increase end-user productivity.

SUPPORT PARTNER PROGRAMS

     The Company maintains strategic alliances with several prominent companies in order to provide customers with comprehensive technology support solutions. The Company does not receive revenues for services provided by its strategic partners. Key relationships include: General Electric Computer Leasing Corp., which provides computer acquisition, disposition and financing services; SunGard Recovery Services Inc., which provides disaster recovery services; and MicroAge, Inc., which supplies hardware products such as personal computers, peripherals, network products and related devices.

SALES AND MARKETING

     The Company's core product capabilities are bundled to match the support requirements of customers. Individual service portfolios exist for data center, mid range and desktop environments. In addition, a product portfolio exists for OEMs who seek support for parts sourcing and repair, inventory management and related logistics services.

     The Company sells its services through both direct and indirect sales channels. The Company's direct sales force consists of approximately 275 sales professionals who are organized into a general commercial sales group as well as into several dedicated groups including: a Federal Group, which sells to the Federal Government; a National Accounts Group, which focuses on large and multinational corporate customers; and a Telesales Group, which focuses on small accounts.

     The Company also sells its services through its indirect sales force comprised of approximately 25 sales professionals. Product support relationships exist with OEMs such as Sequent Computer Corporation, EMC(2) Corporation ("EMC"), Sun and Compaq, and software developers such as Netscape, Novell, Inc., Microsoft Corporation and SunSoft, Inc.

INTERNATIONAL BUSINESS PARTNERS

     In order to provide international service to its multinational customers, the Company supplements its broad North American infrastructure with strategic alliances in selected international markets. The Company maintains relationships with International Computers Limited ("ICL") and FBA Computer Technology Services ("FBA"). The Company licenses many of its proprietary multivendor support tools to FBA and to ICL Sorbus Ltd. ("ICL Sorbus"), which is ICL's multivendor services group in Western Europe. As a result, the Company is able to offer its multinational customers service in Western Europe, Asia and Australia.

     ICL is a leading information technology company that has approximately 23,000 employees operating in about 80 countries around the world. In Western Europe, the ICL Sorbus companies provide multivendor services in 17 countries with approximately 250 service locations and about 5,000 employees. Several of the Company's major customers, including SABRE Group, Inc. and DuPont, benefit from the agreement between the Company and ICL Sorbus, whereby ICL Sorbus agrees to provide services at the European locations of the Company's multinational customers. Through ICL Sorbus, the Company utilizes the service branches of both ICL and ICL's parent company, Fujitsu Ltd., to provide worldwide multivendor support throughout Asia, the Pacific Rim, the Middle East and Africa.

     FBA, an affiliate of Fujitsu Ltd., provides multivendor services in Australia and New Zealand from 21 locations with 150 employees. In addition to providing technical support to FBA, the Company has supplied various management and sales support personnel to FBA. FBA also provides services to certain of the Company's multinational customers, including Sun.

SERVICE INFRASTRUCTURE

  Centralized Dispatch

     When a customer places a call for remedial maintenance, the Company uses its Dispatch Data Gathering system ("DDG") to manage the process. When a customer is identified, the DDG system displays the customer's service level requirements and covered equipment. Specific information on the symptoms of the problem and the products that are malfunctioning are entered into the system to begin tracking the service event. The Company's Customer Support Representative ("CSR") selects, based upon the requirements of the service event, the appropriate Customer Service Engineer ("CSE") from a list of pre-assigned primary and back-up personnel and passes this information to the selected CSE.

     The Company maintains three CSCs in Malvern, Pennsylvania; Bloomington, Minnesota; and Tulsa, Oklahoma. Customers can reach the CSCs by calling one toll free telephone number. The CSCs currently are staffed with over 575 CSRs and 29 staff/operations managers. There is a duty manager on call in each center at all times. CSCs are available on a 24 hour, 7 day per week basis. Redundancy for disaster recovery purposes is designed into the CSC system through the three locations' use of automatic telecommunications switching.

  Parts Logistics

     In order to meet customer computer repair requirements, the Company maintains a tiered approach to management of its consumable and repairable spare parts inventory. Parts or assemblies with low failure rates are stocked in either the Company's central distribution center located in Malvern, Pennsylvania or in its critical parts center in Dallas, Texas. The Company also maintains six regional distribution centers in Atlanta, Georgia; Newark, New Jersey; Los Angeles, California; San Francisco, California; Chicago, Illinois; and Wilmington, Ohio for critical parts needed more frequently throughout the United States. In order to service customers whose response time requirements are two to four hours, higher usage parts are maintained at the Company's branch offices or local attended stocking locations. Customer site parts storage is arranged when customer response time requirements are two hours or less.

     The Company's field inventory system ("FIS") is a real time system which tracks the consumable and repairable parts assigned to its field workforce and located at seven distribution centers, field offices or at customer sites. Parts information processed through FIS is integrated with the Company's other key systems, including DDG and International Support Information System ("ISIS").

  Service Technology

     The Company has developed several proprietary technologies for use in service planning, support and delivery. These service tools include proprietary databases, remote diagnostic and system monitoring software, and instructional documentation. These technical support tools not only provide remote and on site predictive and remedial service support, but also enable the Company to collect extensive, objective systems performance measurement information (on the customer's environment as well as benchmarking against the Company's database) which its customers can use to identify potential efficiencies, evaluate competing products and technologies, and determine whether its requirements are being met.

     The Company's proprietary service technologies include ISIS, SERVICE EDGE and MAXwatch(R). The Company licenses certain of these technologies and provides other technical support to certain foreign multivendor service providers, including ICL Sorbus in Europe, FBA in Australia and New Zealand, and PT Metrodata Electronics in Indonesia.

     International Support Information Systems. ISIS is a database accessible to the Company's customer service engineers that is comprised of diagnostic and symptom fix data for thousands of products, service updates, and service planning information, such as machine performance and parts usage information, and remote support capabilities for large IBM systems, including automatic "call home" to the Company. The Company believes that ISIS is the most comprehensive service related database of any independent computer service organization.

     SERVICE EDGE. SERVICE EDGE is a PC based system installed at the customer's site which monitors error messages and collects and reports service data to help customers predict potential system failures and provide customers with system performance information.

     MAXwatch(R). MAXwatch(R) is an on-site program for products of Digital Equipment Corporation ("Digital") which monitors system integrity, proactively detects and corrects certain system errors, and automatically "calls home" for remote technical support when pre defined error thresholds are exceeded. A similar product, MAX400, is available for IBM AS/400 systems.

     DecisionOne, AssetOne(TM), ISIS, Service Edge and MAXwatch(R) are service marks or trademarks owned by the Company. All other brand names, service marks or trademarks appearing herein are the property of their respective owners.

  Training

     The Company maintains the technical expertise of its engineers through training programs designed to teach the various techniques for determining the status of a customer's total computer operations. The Company's training offers support professionals a broad exposure to various computer system technologies.

     The Company's training facilities include 26 classrooms, 23,000 square feet of hands-on lab space, 26 full-time instructors and video specialists and a curriculum of over 80 courses. The Company has five training centers and labs located in Frazer, Pennsylvania; Malvern, Pennsylvania; Bloomington, Minnesota; Milwau-kee, Wisconsin; and Phoenix, Arizona. Six months following course work, the Company surveys the engineers to gauge the effectiveness and applicability of its training curriculum.

CUSTOMERS

     The Company services over 51,000 customers at over 182,000 sites across the United States and Canada. The Company sells services primarily to five types of customers: large businesses that have complex computing support needs and typically maintain a data center, distributed computing and work group environments; medium sized businesses that rely primarily on distributed systems for their computing needs; small businesses that principally use LANs and WANs for computing; individuals who use stand alone computing systems; and OEMs and software developers that contract with the Company for warranty services, logistic support services or help desk support. A significant portion of the Company's revenues are attributable to large businesses with complex computing support needs.

COMPETITION

     Competition among computer support service providers, both OEM and independent service organizations, is intense. The Company believes that approximately 80% of that portion of the hardware maintenance services market that is related to mainframes and stand alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, work groups and PCs. The remainder of the market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise.

     The Company considers its principal competitors to include: IBM and its affiliate Technology Service Solutions, Digital, and Wang Laboratories, Inc., the multivendor service divisions of certain other OEMs, other national independent service organizations that are not affiliated with OEMs such as Vanstar Corporation, Entex Corporation and Stream International, Inc., and various regional service providers.

     The Company believes that the primary competitive factors in the computer services industry are the quality of a company's services, the ability to service a wide range of products supplied by a variety of vendors, the geographic coverage of a company's services and the cost to the customer of those services. The Company believes that customers are increasingly looking for service providers capable of providing a single source solution for their increasingly complex multivendor systems. See "Risk Factors -- Competition; Competitive Advantages of OEMs."

EMPLOYEES

     As of June 30, 1997, the Company had approximately 6,500 full-time and 60 part-time employees. None of the Company's employees is currently covered by collective bargaining agreements. Management considers employee relations to be good.

                                  RISK FACTORS

  Cautionary Statement Concerning Forward-Looking Statements

     The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

LOSS OF CONTRACT-BASED REVENUE; FIXED FEE CONTRACTS

     Over 85% of the Company's revenues during fiscal 1997 were contract based. As is customary in the computer services industry, the Company experiences reductions in its contract based revenue as customers may eliminate certain equipment or services from coverage under the contracts, typically upon 30 days' notice, or either cancel or elect not to renew their contracts upon 30, 60 or 90 days' notice. The Company believes the principal reasons for the loss of contract based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer's determination to utilize a competitor's services or to move technical support services in house. While the Company historically has been able to offset the reduction of contract based revenue and maintain revenue growth through acquisitions and new contracts, notwithstanding the reduction in contract based revenue, there can be no assurance it will continue to do so in the future, and any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on the Company's profitability.

     Under many of the Company's contracts, the customer pays a fixed fee for customized bundled services which are priced by the Company based on its best estimates of various factors, including estimated future equipment failure rates, cost of spare parts and labor expenses. While the Company believes it has historically been able to estimate these factors accurately enough to be able to price these fixed fee contracts on terms favorable to the Company, there can be no assurance the Company will be able to continue to do so in the future.

SUBSTANTIAL LEVERAGE; STOCKHOLDERS' DEFICIT; LIQUIDITY

     In connection with the Merger, the Company entered into financings (the "Merger Financing") including a new revolving credit facility (the "New Credit Facility"), the terms of which include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, the New Credit Facility requires the Company to maintain certain debt to equity and other financial ratios.

     As of June 30, 1997, after giving pro forma effect to the Merger, including the Merger Financing and the application of the proceeds thereof, the Company would have had (i) total consolidated indebtedness of approximately $724.5 million and (ii) a stockholder's deficit of $243.1 million. In addition, subject to the restrictions in the New Credit Facility and other agreements relating to the Merger Financing, the Company may incur additional indebtedness from time to time.

     The level of the Company's indebtedness could have important consequences to the Company, including: (i) limiting cash flow available for general corporate purposes, including acquisitions, because a substantial portion of the Company's cash flow from operations must be dedicated to debt service; (ii) limiting the Company's ability to obtain additional debt financing in the future for working capital, repairable parts purchases, capital expenditures or acquisitions; (iii) limiting the Company's flexibility in reacting to competitive and other changes in the industry and economic conditions generally; and (iv) exposing the Company to risks inherent in interest rate fluctuations because certain of the Company's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

     The Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control. The Company anticipates that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, if the Company's future operating cash flows are less than currently anticipated it may be forced, in order to meet its debt service obligations, to reduce or delay acquisitions, purchases of repairable parts or capital expenditures, sell assets or reduce operating expenses, including, but not limited to, investment spending such as selling and marketing expenses, expenditures on management information on systems and expenditures on new products. If the Company were unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or to seek additional equity capital. There can be no assurance that the Company will be able to effect any of the foregoing on satisfactory terms, if at all. In addition, subject to the restrictions and limitations contained in the agreements relating to the Merger Financing, the Company may incur significant additional indebtedness to finance future acquisitions, which could adversely affect the Company's operating cash flows and its ability to service its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources."

MANAGEMENT AND FUNDING OF GROWTH

     Any future growth of the Company will require the Company to manage its expanding domestic operations and international affiliations and to adapt its operational and financial systems to respond to changes in its business environment, while maintaining a competitive cost structure. The acquisition strategy of the Company and the expansion of the Company's service offerings have placed and will continue to place significant demands on the Company and its management to improve the Company's operational, financial and management information systems, to develop further the management skills of the Company's managers and supervisors, and to continue to retain, train, motivate and effectively manage the Company's employees. For example, the Company's acquisition and integration of BABSS resulted in the loss of certain members of its finance and accounting organization which resulted in a difficulty in the timely performance of certain internal reconciliations and account analyses. In response to these difficulties, the Company has taken various personnel and procedural actions including, among other things, increasing the size of, and restructuring its accounting staff, instituting an internal audit function and enhancing its accounting systems, policies and procedures. The failure of the Company to manage its prior or any future growth effectively could have a material adverse effect on the Company.

     Additionally, the Company's ability to maintain and increase its revenue base and to respond to shifts in customer demand and changes in industry trends will be partially dependent on its ability to generate sufficient cash flow or obtain sufficient capital for the purpose of, among other things, financing acquisitions, satisfying customer contractual requirements and financing infrastructure growth, including a significant investment in repairable parts, which are classified as non current assets. There can be no assurance the Company will be able to generate sufficient cash flow or that financing will be available on acceptable terms (or permitted to be incurred under the terms of the Merger Financing and any future indebtedness) to fund the Company's future growth.

ACQUISITION GROWTH STRATEGY

     The Company has historically pursued an aggressive acquisition strategy, acquiring certain contracts and assets in 36 transactions from the beginning of fiscal 1993 through June 30, 1997. Future acquisitions and/or internal revenue growth will be necessary to offset expected declines in contract based revenues. As a result, the Company expects to continue to evaluate acquisitions that can provide meaningful benefits by expanding the Company's existing and future hardware maintenance and technology support capabilities and leveraging its existing and future infrastructure. However, there are various risks associated with pursuing an acquisition strategy of this nature. The risks include problems inherent in integrating new businesses, including potential loss of customers and key personnel and potential disruption of operations. There can be no assurance that contracts acquired by the Company will generate significant revenues or that customers covered by such acquired contracts will not choose to terminate such contracts. The rate at which any such contracts are terminated may be higher than the rates at which the Company's contracts have historically been terminated. There also can be no assurance that suitable acquisition candidates will be available, that acquisitions can be completed on reasonable terms, that the Company will successfully integrate the operations of any acquired entities or that the Company will have access to adequate funds to effect any desired acquisitions. Future acquisitions may be limited by restrictions in the Company's indebtedness.

COMPETITION; COMPETITIVE ADVANTAGES OF OEMS

     Competition among computer support service providers, both original equipment manufacturer and independent service organizations, is intense. The Company believes approximately 80% of that portion of industry hardware maintenance services related to mainframes and stand alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, work groups and PCs. The remainder of the market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

     In many instances, OEM service organizations have greater resources than the Company, and, because of their access to the OEM's engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEMs, especially in the mainframe environment, do not make available to end-users or independent service organizations the technical information, repairable parts, diagnostics, engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. In addition OEMs are sometimes able to develop proprietary remote diagnostic or monitoring systems which the Company may not be able to offer. Therefore, OEM service organizations sometimes have a cost and timing advantage over the Company because the Company must first develop or acquire from another party the required support items before the Company can provide services for that equipment. An OEM's cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude the Company from servicing certain products. Furthermore, OEMs usually provide warranty coverage for new equipment for specified periods, during which it is not economically feasible for the Company to compete for the provision of maintenance services. To the extent OEMs choose, for marketing reasons or otherwise, to expand their warranty periods or terms, the Company's business may be adversely affected.

     In June 1994, International Business Machines Corporation ("IBM") filed in the United States District Court for the Southern District of New York (the "Court") a motion to terminate a 1956 consent decree (the "IBM Consent Decree") that, among other things, requires IBM to provide repairable parts, documentation and other support items for IBM electronic data processing systems to third parties on reasonable terms and places other restrictions on IBM's conduct. On January 18, 1996, the Court entered an order approving a modification of the IBM Consent Decree that, among other things, terminated the IBM Consent Decree except insofar as it applies to the System 360/370/390 (mainframes) and AS/400 (midrange) families of IBM products. In July 1996, IBM and the U.S. Department of Justice ("DOJ") reached an agreement in tentative settlement of the remainder of IBM's motion and jointly moved to terminate on a phased basis, the remaining provisions of the IBM Consent Decree (the "Joint Motion"). On May 1, 1997 the Court granted the Joint Motion. Portions of the order granting the Joint Motion have been appealed. Consequently, certain of the remaining provisions of the IBM Consent Decree (primarily relating to sales and marketing restrictions on IBM) terminate either immediately upon, or within six months of, entry of the Court order; all of the other remaining provisions (including those requiring IBM to provide parts and other support items to third parties) terminate on July 2, 2000 with respect to AS/400 systems and on July 2, 2001 with respect to System 360/370/390 mainframes. The impact, if any, upon the Company of the termination of such sales and marketing restrictions is impossible to predict because it depends upon what changes, if any, IBM will make in its sales and marketing policies and practices. As a result of the termination of the IBM Consent Decree, the Company's ability to service midrange and mainframe products may be adversely affected. Furthermore, as the Company's business is highly dependent upon its ability to service a wide variety of equipment in a multivendor environment, the inability to compete effectively for the service of IBM mainframes and midrange products could cause the loss of a substantial portion of the Company's customer base to IBM or an IBM affiliate, which would have a material adverse effect on the Company's business.

CONSUMABLE AND REPAIRABLE PARTS MANAGEMENT

     In order to service its customers, the Company is required to maintain a high level of consumable and repairable parts for extended periods of time. Any decrease in the demand for the Company's maintenance services could result in a substantial portion of the Company's consumable and repairable parts becoming excess, obsolete or otherwise unusable. In addition, rapid changes in technology could render significant portions of the Company's consumable and repairable parts obsolete, thereby giving rise to write-offs and a reduction in profitability. The inability of the Company to manage its consumable and repairable parts or the need to write them off in the future could have a material adverse effect on the Company's business, financial results and results of operations.

     Consumable and repairable parts purchases are made from OEMs and other vendors. The Company typically has more than a single source of supply for each part and component, but from time to time it will have only a single supplier for a particular part. In some cases, the Company's OEM customer may be the only source of supply for a repair part or component. Should a supplier be unwilling or unable to supply any part or component in a timely manner, the Company's business could be adversely affected. In addition, the Company is dependent upon IBM for obtaining certain parts that are critical to the maintenance of certain IBM mainframe and midrange systems that IBM is currently required to make available to third parties pursuant to the IBM Consent Decree. There can no assurance that IBM will continue to make parts available for AS/400 Systems after July 2, 2000 and for System 360/370/390 mainframes after July 2, 2001. Even if such parts or components are available, a shortage of supply could result in an increase in procurement costs which, if not passed on to the customer, may adversely affect the Company's profitability.

COPYRIGHT ISSUES

     In connection with the Company's performance of most hardware maintenance, the computer system which is being serviced must be turned on for the purpose of service or repair. When the computer is turned on, the resident operating system software and, in some cases diagnostic software, is transferred from a peripheral storage device or a hard disk drive into the computer's random access memory. Within the past several years, several OEMs have been involved in litigation with independent service organizations, including the Company, in which they have claimed such transfer constitutes the making of an unauthorized "copy" of such software by the independent service organization which infringes on the software copyrights held by the OEMs. The Company is aware of three cases in this area which have been decided in favor of the OEM. Although the Company was not a party in any of these cases, three similar claims have been asserted against the Company, each of which has been resolved. Litigation of this nature can be time consuming and expensive, and there can be no assurance the Company will not be a party to similar litigation in the future, or that such litigation would be resolved on terms that do not have a material adverse effect on the Company.

DEPENDENCE ON COMPUTER INDUSTRY TRENDS; RISK OF TECHNOLOGICAL CHANGE

     The Company's future success is dependent upon the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multivendor and multisystem computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost efficient management. The Company believes these trends have resulted in a movement by both end-users and OEMs towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multivendor support services. There can be no assurance these trends will continue into the future.

     Additionally, rapid technological change and compressed product life cycles are prevalent in the computer industry, which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to maintain aging hardware, and which could result in a reduced need for the Company's services in the future. Moreover, such rapid technological changes could adversely affect the Company's ability to predict equipment failure rates, and, therefore, to establish prices that provide adequate profitability. Similarly, new computer systems could be built based upon proprietary, as opposed to open, systems that could not be serviced by the Company.

DEPENDENCE ON KEY PERSONNEL

     The Company's continued success depends, to a large extent, upon the efforts and abilities of key managerial employees, particularly the Company's executive officers. There are not currently any employment contracts which would ensure the continued employment of any executive officer. Competition for qualified management personnel in the industry is intense. The loss of the services of certain of these key employees or the failure to retain qualified employees when needed could have a material adverse effect on the Company's business. The Company does not currently maintain key man insurance.

CONTROL BY DLJ

     Approximately 87.4% of the outstanding shares of the Company's common stock are currently held by the DLJ Group. As a result of its stock ownership and the Investors' Agreement (which includes members of management to the extent their shares are acquired through the Company's Direct Investment Program), the DLJ Funds control the Company and have the power to elect a majority of the Company's directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock, including adoption of certain amendments to the Company's certificate of incorporation and approving mergers or sales of all or substantially all of the Company's assets. The directors elected by the DLJ Funds have the authority to effect decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

DILUTION

     The Company has granted approximately 1,179,000 options to purchase shares of Company Common Stock to members of the Company's management, and may grant additional options in the future. The aggregate number of shares of Company Common Stock reserved for issuance pursuant to the Company's Management Incentive Plan is 1,698,280, which includes approximately 251,000 shares to accommodate options rolled over from the Company's previous stock option plan. The exercise price of any options granted pursuant to the Management Incentive Plan may be less than the fair market value of the shares of Company Common Stock. Any such grant or exercise of any stock option, will dilute the equity ownership percentage of Company stockholders and the DLJMB Funds (and the Institutional Investors) and may result in a decrease of the book value of the Company Common Stock per share. In addition, pursuant to the Company's Direct Investment Program, certain members of management purchased approximately 97,520 shares of Company Common Stock at the time of the Merger. The aggregate number of shares reserved for issuance pursuant to the Direct Investment Plan is 238,095. These purchases, and any future purchases under the plan, would also dilute the equity ownership percentage of the DLJMB Funds (and the Institutional Investors) and the Company stockholders.

POTENTIAL DELISTING AND LOSS OF LIQUIDITY

     As a result of the Merger, the Company's common stock no longer meets certain maintenance requirements of The NASDAQ National Market System ("NASDAQ"). While NASDAQ has granted the Company a dispensation from such maintenance requirements, there can be no assurance that in the future NASDAQ will not unilaterally act to delist the Company's common stock. Following the Merger, there has been a limited market for the Company's common stock because of the significant ownership of the DLJ Group. In the event that a delisting occurs stockholders may experience difficulty selling shares or obtaining prices that reflect the value thereof.

ITEM 2.  PROPERTIES

     Item 2 is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation.

FACILITIES

     The Company leases certain office and warehouse facilities under operating leases and subleases that expire at various dates through November 30, 2005. The Company's executive offices are located at the Frazer, Pennsylvania facilities listed below. The principal facilities currently leased or subleased by the Company are as follows:

                                                               SQUARE          LEASE
                                                               FOOTAGE       EXPIRATION
                                                               -------     --------------
    Frazer, Pennsylvania (Office)............................  109,800      November 2005
    Frazer, Pennsylvania (Office)............................   35,968         April 2003
    Malvern, Pennsylvania (Depot/Call Center)................  200,000           May 2000
    Horsham, Pennsylvania (Warehouse)........................  100,000      December 1999
    Bloomington, Minnesota (Call Center).....................   66,000         March 1998
    Hayward, California (Depot)..............................   91,000     September 1999
    Northborough, Massachusetts (Depot)......................   52,778          July 1998
    Wilmington, Ohio (Warehouse).............................   83,000       January 2001
    Grove City, Ohio (Depot).................................  118,500       January 2002

     In addition, the Company owns two facilities located in Tulsa, Oklahoma (multipurpose) and the suburbs of Milwaukee, Wisconsin (logistics services). The Company's management believes that its current facilities will be adequate to meet its projected growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Item 3 is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation.

     The Company is a party, from time to time, to lawsuits arising in the ordinary course of business. The Company believes it is not currently a party to any material legal proceedings. However, within the past several years, several OEMs have been involved in litigation with independent service organizations, including the Company, in which such OEMs have claimed infringement of software copyrights held by the OEMs. The Company currently is not involved in any such litigation. See "Risk Factors -- Copyright Issues."

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund Sites: (i) PAS Irwin Dump Site, Oswego, New York (and six satellite sites, including the Fulton Terminals Site, Fulton, New York); (ii) North Penn Area 6 Site, Lansdale, Pennsylvania;
(iii) Revere Chemical Site, Nockamixon, Pennsylvania; and (iv) Malvern TCE site, Malvern, Pennsylvania. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to the Boarhead Farms Site, Bridgeton, Pennsylvania, at a site related to the Revere Chemical site, but has not received any additional communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean up costs. The Company has estimated that its share of the costs of the clean up of one of the sites will be approximately $500,000, which has been provided for in liabilities related to the discontinued products division in the accompanying consolidated balance sheets as of June 30, 1997, 1996 and 1995. Complete information as to the scope of required clean up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 16 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE OF THE COMMON STOCK

     The Common Stock of DecisionOne Holdings Corp. is quoted on the NASDAQ National Market System under the symbol "DOCI". As of September 15, 1997, there were 472 stockholders of record. The following table shows, for the periods indicated, the high and low sale prices of a share of the Company Common Stock as reported by Bloomberg Financial Markets.

                                                                            HIGH     LOW
                                                                            ----     ---
    1996
    Second Quarter*.......................................................  29 3/4   19 1/2
    Third Quarter.........................................................  26 1/2   12 1/2
    Fourth Quarter........................................................  29 3/4   19 1/2

    1997
    First Quarter.........................................................  26 1/2   12 1/2
    Second Quarter........................................................  16 3/4   13 1/4
    Third Quarter**.......................................................   30      22 3/8

---------------
 * The Common Stock has been quoted and traded on the NASDAQ National Market System since April 4, 1996.

** Through September 11, 1997.

     Since its initial public offering in 1996, the Company has not paid any cash dividends on its Common Stock and it does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's debt agreements and other agreements to which it is a party contain certain covenants restricting the payment of dividends on, or repurchases of, Company Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data sets forth, for the periods and the dates indicated, selected consolidated financial data of the Company, derived from the historical consolidated financial statements of the Company. The consolidated financial data of the Company for the years ended June 30, 1997, 1996 and 1995 and as of June 30, 1997 and 1996 are derived from the Company's audited consolidated financial statements included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the Company's and DecisionOne Corporation and Subsidiaries' Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The following selected financial data (except for per share data, presented only for DecisionOne Holdings Corp.) is presented for both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation.

                                                          YEARS ENDED JUNE 30,
                                      ------------------------------------------------------------
            THE COMPANY                 1997         1996         1995         1994         1993
------------------------------------  --------     --------     --------     --------     --------
                                         (IN THOUSANDS, EXCEPT PRO FORMA LOSS PER COMMON SHARE)
STATEMENT OF OPERATIONS DATA:(1)
Revenues............................  $785,950     $540,191     $163,020     $108,416..   $114,060
Income (loss) before discounted
  operations and extraordinary
  item..............................    31,084       20,789       41,415       10,112       (5,234)
Net income (loss)(2)................    31,084       18,862       42,528       10,112      (10,590)
Pro forma net loss (unaudited)(3)...      (183)
Pro forma loss per common share
  (unaudited)(3)....................     (0.01)
BALANCE SHEET DATA:(1)
Consumable parts....................  $ 34,518     $ 29,770     $  3,455     $  3,584     $  5,528
Repairable parts....................   199,900      154,970       27,360     9,473...       13,545
Total assets........................   623,105      514,510      135,553       35,469       44,721
Long-term debt, less current
  portion...........................   232,721      188,582        6,157        2,366       44,769
Redeemable preferred stock..........        --           --        6,811        6,436           --
Total shareholders' equity
  (deficiency)......................   214,888      180,793       14,677      (27,627)     (58,146)

---------------
(1) The Selected Financial Data presented includes the results of operations and balance sheet data of the Company, including the following acquisitions:
    Servcom from September 1, 1994, BABSS from October 20, 1995 and certain assets of the U.S. computer service business of Memorex Telex from November 15, 1996.

(2) The years ended June 30, 1993 and 1994 include income taxes based on an effective tax rate substantially less than the 40% effective tax rate for the year ended June 30, 1996 and the 41% effective tax rate for the year ended June 30, 1997. The year ended June 30, 1995 includes a $23.1 million net benefit arising from the recognition of future tax benefits of tax loss carryforwards and temporary timing differences. See Note 9 to the Company's Consolidated Financial Statements.

(3) Pro forma net loss and loss per common share information for the fiscal year ended June 30, 1997 is presented to reflect the Merger and related transactions as if these had occurred on July 1, 1996. Historical per share data is not presented as this would not be meaningful. See Note 3 to the Company's Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, DecisionOne Corporation and Subsidiaries' Consolidated Financial Statements and the respective Notes thereto, as included in Item 8 herein. Item 7 is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation. (As used in this Item 7, the term "Company" refers to DecisionOne Holdings Corp. and its wholly-owned subsidiaries, including DecisionOne Corporation and the term "Holdings" refers to DecisionOne Holdings Corp.)

     This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in Item 1.

COMPANY HISTORY

     Founded in 1969, the Company began operations as a provider of key punch machines under the tradename "Decision Data." During the 1980s, its operations expanded to include the sale of midrange computer hardware and related maintenance services. During fiscal 1993, the Company decided to focus on providing computer maintenance and support services and sold its computer hardware products business.

     Since the beginning of fiscal 1993, the Company established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of assets and contracts of 36 complementary businesses. Significant acquisitions included IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for cash consideration of approximately $29.5 million and BABSS, which was acquired in October 1995 for cash consideration of approximately $250.0 million. In addition, certain assets of the U.S. computer service business of Memorex Telex were acquired in November 1996 for cash consideration of approximately $24.4 million after certain purchase price adjustments. These acquisitions were accounted for as purchase transactions.

     At the time of its acquisition by the Company, BABSS was among the largest independent, multivendor service organizations servicing end-user organizations and OEMs. Prior to the acquisition of BABSS, the Company had higher gross margins than BABSS principally because approximately 30% of the Company's revenues in fiscal 1995 were attributable to higher margin contracts involving systems that can be serviced by a limited number of service providers ("proprietary systems"), whereas BABSS had limited revenues from proprietary systems.

     The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 85% of the Company's revenues are derived from maintenance contracts covering a broad spectrum of computer hardware. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company.

     Furthermore, the Company derives additional revenues from the repair of hardware and components at the Company's logistics services and depot repair facilities. Pricing of the Company's services is based on various factors including equipment failure rates, cost of repairable parts and labor expenses. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the services that are provided.

     The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. While the Company historically has been able to offset the erosion of contract-based revenue and maintain revenue growth through acquisitions and new contracts, notwithstanding the reduction in contract based revenue, there can be no assurance it will continue to do so in the future, and any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on the Company's profitability.

     Cost of revenues is comprised principally of personnel-related costs (including fringe benefits), consumable parts cost recognition, amortization and repair costs for repairable parts, and facilities costs and related expenses.

     The acquisition of contracts and assets has generally provided the Company with an opportunity to realize economies of scale because the Company generally does not increase its costs related to facilities, personnel and consumable and repairable parts in the same proportion as increases in acquired revenues.

MERGER AND RECAPITALIZATION

     On August 7, 1997, the Company consummated the Merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II. The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger among the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement"). The respective Consolidated Financial Statements of DecisionOne Holdings Corp. and DecisionOne Corporation and their respective subsidiaries as of and for the year ended June 30, 1997, included herein, do not reflect transactions related to the consummation of the merger.

     In accordance with the terms of the Merger Agreement, which was approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of DecisionOne Holdings Corp. common stock outstanding immediately prior to the Merger received $23 in cash in exchange for these shares. Holders of approximately 5.3% of shares of DecisionOne Holdings Corp. common stock outstanding immediately prior to the Merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. The aggregate value of the Merger was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility (See Note 3 to the Company's Consolidated Financial Statements).

     As a result of the Merger, the Company incurred various expenses, aggregating approximately $71 million on a pretax basis (approximately $64 million after related tax benefit), subject to adjustment, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. The Company will report this one-time charge during the first quarter of fiscal 1998. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the Merger Financing. These costs will be charged to expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").

     As a result of the foregoing, the Company expects to record a significant net loss in the first quarter of fiscal 1998. Because this loss will result directly from the one-time charge incurred in connection with the merger, and this charge will be funded entirely through the proceeds of the Merger Financing, the Company does not expect this loss to materially impact its liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Merger Financing, see "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The following discussion of results of operations is presented for the fiscal years ended June 30, 1997, 1996 and 1995. The results of operations of the Company include the operations of Memorex Telex from November 15, 1996, BABSS from October 20, 1995 and Servcom from September 1, 1994.

     The following table sets forth, for the periods indicated, certain operating data expressed in dollar amounts and as a percentage of revenues:

                                                                FISCAL YEAR ENDED JUNE 30,
                                                           ------------------------------------
                                                             1997          1996          1995
                                                           ---------     ---------     --------
                                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues.................................................  $ 785,950     $ 540,191     $163,020
Cost of Revenues.........................................    581,860       402,316      113,483
                                                            --------      --------     --------
Gross Profit.............................................    204,090       137,875       49,537
Selling, general and administrative expenses.............    108,570        69,137       21,982
Employee severance and unutilized lease costs............      4,300         3,692           --
Amortization of intangibles..............................     23,470        15,673        6,776
                                                            --------      --------     --------
Total operating expenses.................................    136,340        88,502       28,758
  Operating income.......................................     67,750        49,373       20,779
Interest expense, net of interest income.................     14,698        14,714        2,468
Provision (benefit) for income taxes.....................     21,968        13,870      (23,104)
Gain from discontinued operations........................         --            --        1,113
Extraordinary item -- loss on early extinguishment of
  debt...................................................         --        (1,927)          --
                                                            --------      --------     --------
          Net income.....................................  $  31,084     $  18,862     $ 42,528
                                                            ========      ========     ========
OTHER DATA:
EBITDA(1)................................................  $ 172,939     $ 114,816     $ 37,021
  Less: Amortization of repairable parts.................    (63,870)      (37,869)      (7,688)
                                                            --------      --------     --------
Adjusted EBITDA(1).......................................    109,069        76,947       29,333
                                                            ========      ========     ========
Net cash provided by operating activities................     88,974        51,894       38,415
Net cash (used in) investing activities..................   (129,244)     (346,354)     (54,271)
Net cash provided by financing activities................     42,926       300,022       17,537

---------------
(1) Adjusted EBITDA represents income (loss) from continuing operations before interest expense, interest income, income taxes, depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, and non-recurring employee severance charges and provisions for unutilized leases. ("EBITDA" represents Adjusted EBITDA, increased by the amortization of repairable parts). Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered by the Company in connection with the merger, and because the Company believes that Adjusted EBITDA is a more-consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements than EBITDA.

                                                                       FISCAL YEAR ENDED JUNE
                                                                                 30,
                                                                      -------------------------
                                                                      1997      1996      1995
                                                                      -----     -----     -----
STATEMENT OF OPERATIONS DATA:
Revenues............................................................  100.0%    100.0%    100.0%
Cost of Revenues....................................................   74.0%     74.5%     69.6%
                                                                      -----     -----     -----
Gross Profit........................................................   26.0%     25.5%     30.4%
Selling, general & administrative expenses..........................   13.8%     12.8%     13.5%
Employee severance and unutilized lease costs.......................    0.5%      0.7%       --
Amortization of intangibles.........................................    3.0%      2.9%      4.2%
                                                                      -----     -----     -----
Total operating expenses............................................   17.3%     16.4%     17.7%
  Operating income..................................................    8.7%      9.1%     12.7%
Interest expense, net of interest income............................    1.9%      2.7%      1.5%
Provision (benefit) for income taxes................................    2.8%      2.6%    (14.2)%
Gain from discontinued operations...................................     --        --      (0.7)%
Extraordinary item -- loss on early extinguishment of debt..........     --      (0.3)%      --
                                                                      -----     -----     -----
          Net income................................................    4.0%      3.5%     26.1%
                                                                      =====     =====     =====

Overview

     The Company reported income from continuing operations before income taxes of $53.1 million, $34.7 million, and $18.3 million in fiscal 1997, 1996 and 1995 respectively. Excluding pre-tax charges for employee severance and unutilized lease costs in fiscal 1997 and 1996, income from continuing operations before income taxes was $57.4 million and $38.4 million. Adjusted EBITDA was $109.1 million, $76.9 million, and $29.3 million in fiscal 1997, 1996 and 1995 respectively.

     Growth in Adjusted EBITDA and in income from continuing operations before taxes in fiscal 1997 are primarily a result of certain strategic initiatives, including the acquisition of complementary contracts and assets, enhancement of the efficiency of the Company's field technician service force and renegotiation of certain vendor contracts on more-favorable terms and related increases in operating leverage.

  Fiscal 1997 Compared to Fiscal 1996

     Revenues: Revenues increased by $245.8 million, or 45.5%, to $786.0 million for the fiscal year ended June 30, 1997 from $540.2 million for the fiscal year ended June 30, 1996. This increase is attributable primarily to the full period effect of the BABSS acquisition, which occurred on October 20, 1995. To a lesser degree, this increase is attributable to the acquisition of the service contracts of several complementary businesses, principally Memorex Telex on November 15, 1996.

     Revenues for the quarter ended June 30, 1997 reflected strong growth in per-incident and other non-contract revenues, compared to the previous quarter. This revenue is subject to fluctuation depending upon customer demand for the types and levels of such services. The Company currently expects a decline in such revenues in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997.

     Gross Profit: Gross profit increased by $66.2 million, or 48.0%, from $137.9 million for the fiscal year ended June 30, 1996 to $204.1 million for the fiscal year ended June 30, 1997. This increase is due primarily to the acquisition of BABSS in October, 1995, and to a lesser degree, the acquisition of Memorex Telex in November, 1996.

     As a percentage of revenues, gross profit increased from 25.5% for the fiscal year ended June 30, 1996 to 26.0% for the fiscal year ended June 30, 1997. This improvement in gross profit margin is primarily attributable to (i) increased revenues, both from acquisitions during the fiscal year ended June 30, 1997 and internal sales growth without a proportionate increase in personnel and other operating expenses, (ii) head count reductions in the Company's field technician force effected in November 1996 and (iii) more efficient utilization of the Company's field service personnel and resources to service the increased revenues referred to above.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses, exclusive of employee severance and unutilized lease costs, increased by $39.4 million, or 56.9%, to $108.6 million for the fiscal year ended June 30, 1997 from $69.2 million for the fiscal year ended June 30, 1996. This increase is primarily attributable to the full period effect in fiscal 1997 of the BABSS acquisition, and to a lesser degree, to the acquisition of Memorex Telex in fiscal 1996. As a percentage of revenues, exclusive of employee severance and unutilized lease costs, selling, general and administrative expenses increased to 13.8% for the fiscal year ended June 30, 1997 from 12.8% for the fiscal year ended June 30, 1996.

     Employee severance and unutilized lease costs: During the fiscal year ended June 30, 1997, the Company recorded $4.3 million in employee severance and unutilized lease/contract costs, in connection with specific acquisitions. These costs are included in Selling, general and administrative expenses in the Company's Consolidated Statement of Operations. During fiscal 1996, the Company recorded $3.6 million in employee severance and unutilized lease costs. These costs were related principally to future rent obligations and related costs for facilities of the Company that the Company determined were no longer required as a result of the acquisition of BABSS. (See Note 15 to the Company's Consolidated Financial Statements for additional information).

     Amortization of Intangibles: Amortization of intangible assets increased by $7.8 million, or 49.7%, from $15.7 million for the fiscal year ended June 30, 1996 to $23.5 million for the fiscal year ended June 30, 1997. This increase was attributable principally to the amortization of intangibles resulting from the BABSS and Memorex Telex acquisitions.

     Interest Expense: Interest expense, net of interest income, equaled approximately $14.7 million for each of the fiscal years ended June 30, 1997 and 1996. This was the result of two offsetting factors, as the Company's reduced average borrowing rate on long-term indebtedness, (approximately 6.4% for the fiscal year ended June 30, 1997 as compared to 9.0% for the fiscal year ended June 30, 1996) substantially offset the increase in average borrowings during the fiscal year ended June 30, 1997. The reduced average borrowing rate resulted from the refinancing of the Company's revolving credit facility in April, 1996. The increased average borrowings during fiscal 1997 were attributable primarily to the funding requirements of several acquisitions, principally Memorex Telex.

     Income Taxes: The Company's income tax provision for the fiscal year ended June 30, 1997 reflects an estimated effective income tax rate of approximately 41%, while the effective income tax rate for the fiscal year ended June 30, 1996 was approximately 40%. This increase in the Company's anticipated effective income tax rate was due primarily to the prior-year impact of certain non-recurring foreign income tax benefits relating to net operating loss carryforwards.

  Fiscal 1996 Compared to Fiscal 1995

     Revenues: Revenues increased by $377.2 million, or 231.4%, from $163.0 million for the fiscal year ended June 30, 1995 to $540.2 million for the fiscal year ended June 30, 1996. The increase is largely a result of acquisitions, principally the BABSS acquisition in October 1995 which accounted for approximately $350 million of the increase.

     Gross profit: Gross profit increased by $88.4 million, or 178.6%, from $49.5 million during the fiscal year ended June 30, 1995 to $137.9 million for the fiscal year ended June 30, 1996. As a percentage of revenues, gross profit decreased from 30.4% to 25.5%, reflecting the change in mix of services resulting from the acquisition of BABSS. As a result of that acquisition, a smaller portion of revenues was derived from proprietary systems which typically generate higher profit margins than services for nonproprietary systems.

     Selling, general and administrative expenses: Selling, general and administrative expenses, exclusive of employee severance and unutilized lease costs, increased by $47.2 million, from $22.0 million for the fiscal year ended June 30, 1995 to $69.2 million for the fiscal year ended June 30, 1996, principally as a result of the additional expenses relating to the revenue growth discussed above. As a percentage of revenues, selling, general and administrative decreased from 13.5% to 12.8%, respectively, reflecting economies of scale.

     Employee severance and unutilized lease costs: During fiscal 1996, the Company recorded $3.6 million in employee severance and unutilized lease costs. These costs were related principally to future rent obligations and related costs for facilities of the Company that the Company determined were no longer required as a result of the acquisition of BABSS. These costs are included in Selling, general and administrative expenses in the Company's Consolidated Statement of Operations. (See Note 15 to the Company's Consolidated Financial Statements for additional information).

     Amortization and write-off of intangibles: Amortization of intangibles increased by $8.9 million, from $6.8 million for the fiscal year ended June 30, 1995 to $15.7 million for the fiscal year ended June 30, 1996, principally due to the amortization of intangibles arising from the BABSS acquisition.

     Interest expense: Interest expense increased by $12.2 million, from $2.5 million for the fiscal year ended June 30, 1995 to $14.7 million for the fiscal year ended June 30, 1996, principally as a result of the indebtedness incurred to finance the acquisition of BABSS. See Note 8 to the Company's Consolidated Financial Statements.

     Provision for income taxes: The income tax provision for the fiscal year ended June 30, 1996 was based on an effective tax rate of approximately 40%. For the fiscal year ended June 30, 1995, the Company reported an income tax benefit equivalent of approximately 126%, arising primarily from the recognition of future tax benefits of tax loss carry-forwards and temporary timing differences. See Note 9 to the Company's Consolidated Financial Statements.

     Extraordinary item -- early extinguishment of debt: Upon consummation of its initial public offering in April 1996, the Company was required to pay the total outstanding principal amount of its $30 million of 10.101% subordinated debentures due October 20, 2001. This prepayment resulted in the write-off of unamortized original issue discount of approximately $1.9 million, net of income tax effect of $1.3 million, related to warrants issued with the debentures.

     Discontinued operations: During fiscal 1995, the Company revised its estimates of certain accruals created as a result of the disposal of its computer products division during fiscal 1993. The reversal of certain accruals resulted in $1.1 million in additional net income in fiscal 1995.

LIMITATION ON USE OF NET OPERATING LOSS CARRYFORWARDS AND OTHER TAX CREDITS

     As of June 30, 1997, the Company had tax loss carryforwards of approximately $12.9 million and $8.7 million for Federal and state income tax purposes, respectively, which are scheduled to expire between 1998 and 2008. The Company also had minimum tax credits of approximately $1.5 million as of June 30, 1997, with no applicable expiration period. These carryforwards and credits may be utilized, as applicable, to reduce future taxable income. The Company's initial public offering in April, 1996 resulted in an "ownership change" pursuant to Section 382 of the Code, which in turn resulted in the usage, for U.S. federal income tax purposes, of these carryforwards and credits during any future period being limited to approximately $20 million per annum.

     In addition, the Company's merger with Quaker in August, 1997 represents another "ownership change" under Section 382 of the Code, and the Company, therefore, estimates that, for U.S. federal income tax purposes, the limitation on its use of tax loss carryforwards and other credits in any post-merger period will be reduced to approximately $9.0 million per annum. The Company anticipates that fees and expenses incurred in connection with the merger will result in additional tax loss carryforwards arising in fiscal 1998. For financial reporting purposes, the anticipated tax benefit associated with these carryforwards will be limited due primarily to the length of the period during which the anticipated tax benefit is expected to be realized. See Note 9 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  Post-Merger

     The Company's principal sources of liquidity will be cash flow from operations and borrowings under its new $105 million revolving credit facility, which was entered into in connection with the Merger. The Company's principal uses of cash will be debt service requirements, capital expenditures, purchases of repairable parts and acquisitions, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures, repairable parts and working capital will be funded from operating cash flow and borrowing under the new revolving credit facility. To finance future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof.

     The Company incurred substantial indebtedness in connection with the Merger on August 7, 1997. On a pro forma basis, after giving effect to the Merger, including the Merger financing and the application of the proceeds thereof, the Company would have had approximately $724.5 million of indebtedness outstanding as of June 30, 1997 as compared to actual $237.5 million of indebtedness outstanding as of June 30, 1997. In addition, on the same pro forma basis, the Company would have a stockholders' deficit of $243.1 million at June 30, 1997 as compared to actual stockholders' equity of $214.9 million as of June 30, 1997. The Company's significant debt service obligations following the Merger could, under certain circumstances, have material consequences to security holders of the Company. See "Risk Factors", included herein under Item 1.

     In connection with the Merger, Holdings issued $85 million of 11 1/2% Notes due 2008 (the "11 1/2% Notes"). DecisionOne Corporation issued $150 million of
9 3/4% Notes due 2007 (the "9 3/4% Notes"). DecisionOne Corporation also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the 11 1/2% Notes (which were issued with attached warrants), 9 3/4% Notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Holdings common stock by the DLJ Group have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the merger. See Note 3 to the Company's and DecisionOne Corporation's Consolidated Financial Statements for additional information.

     The Company has budgeted approximately $10 million in incremental expenditures for information systems and related re-engineering initiatives to be incurred in fiscal 1998. The initiatives to be funded include the following:
(i) enhancements to the Company's service entitlement process which will further ensure that customers are billed for all work performed; (ii) improvements to the Company's dispatch system and field engineer data collection and technical support tools which are designed to increase productivity; (iii) enhancements to the Company's help desk and central dispatch systems to provide an integrated support solution to the customer base, and (iv) improvements to the Company's field inventory tracking system which will facilitate increased transfer of consumable and repairable parts among field locations and reduce purchases of repairable parts. There can be no assurance that these amounts will be so expended by the Company, nor when these amounts will be so expended. These planned expenditures are expected to negatively impact income during fiscal year 1998.

     The Company anticipates that its operating cash flow, together with borrowings under the new credit facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control. See "Risk Factors", included herein under Item 1.

  Historical

     Financing: Until its initial public offering in April 1996, the Company's principal sources of capital had been borrowings from banks (primarily to finance acquisitions), private placements of equity and debt securities with principal stockholders and cash flow generated by operations. In April 1996, the Company (i) completed an initial public offering, which raised approximately $106 million and (ii) refinanced its bank debt, each of which is more fully discussed below.

     The Company has relied on banks as the primary source of funds required for larger acquisitions, such as the August 1994 acquisition of certain assets and liabilities of Servcom and the October 1995 acquisition of BABSS. Since July 1993, the Company's smaller acquisitions have been funded primarily through a combination of seller financing, cash and the assumption of liabilities under acquired prepaid service contracts.

     In April 1996, the Company completed an initial public offering raising $106 million through the issuance of 6.3 million shares of common stock. The Company used the proceeds to repay approximately $70 million of its then existing term loan (the "1995 Term Loan") and the Affiliate Notes. Concurrent with the initial public offering, the Company's Preferred Stock (Series A, B and C) was converted into common stock in accordance with the terms thereof.

     In April 1996, the Company converted the 1995 Term Loan and an existing $30 million revolving credit facility into a $225 million variable rate, unsecured revolving credit facility (the "Facility"). During November 1996, in connection with the acquisition of certain assets of the U.S. computer service business of Memorex Telex, the Company's lender approved a $75 million increase to the Facility, raising the total loan commitment to $300 million. See Note 8 to the Company's Consolidated Financial Statements.

     The Facility provides for revolving borrowings up to $300 million. The commitments thereunder terminate on April 26, 2001. The interest rate applicable to the Facility varies, at the Company's option, based upon LIBOR (plus an applicable margin not to exceed 1%) or the prime rate. The Company had entered into interest rate swap agreements resulting in fixed Euro dollar interest rates of 5.4% on $40.0 million through December 1997 and 5.5% on another $40.0 million through December 1998. During fiscal 1997, the Company terminated these interest rate swap agreements, resulting in an insignificant gain. See Notes 1 and 8 to the Company's Consolidated Financial Statements.

     As of June 30, 1997, the interest rate applicable to loans under the Facility was LIBOR plus .75%, or an effective rate of approximately 6.5%, and available borrowings under the Facility were $65.7 million. Borrowings incurred during fiscal 1997 included substantially all of the funding required with respect to the Memorex Telex acquisition. See Note 4 to the Company's Consolidated Financial Statements.

     The borrower under the Facility is DecisionOne Corporation, a wholly-owned and the principal operating subsidiary of the Company. The obligations of DecisionOne Corporation thereunder are guaranteed by the Company and certain subsidiaries, except for its Canadian subsidiary. In connection with the merger in August, 1997, all indebtedness outstanding under the Facility was repaid.

     Financial Condition: Cash flow from operating activities for the fiscal year ended June 30, 1997 was approximately $89.0 million. These funds, together with borrowings under the Facility, provided the required capital to fund repairable part purchases and capital expenditures of approximately $97.0 million, as well as the acquisition of contracts and assets of complementary businesses for approximately $32.3 million.

     Reducing cash flow from operating activities for the fiscal year ended June 30, 1997 was a $1.8 million payment to the Internal Revenue Service in full satisfaction of certain interest liabilities related to prior tax periods. See
Note 7 to the Company's Consolidated Financial Statements. The Company had adequately accrued for this liability prior to payment, and no further amounts are due with regard to these matters.

     In fiscal years 1996 and 1995, the Company generated net cash flow from operating activities of $51.9 million and $38.4 million, respectively. Cash required to fund the purchase of repairable parts and for capital expenditures totaled $70.8 million and $14.9 million, during fiscal years 1996 and 1995, respectively.

     The Company maintains a significant inventory of consumable and repairable parts. Expendable parts are expensed as they are used in the operations of the business. Repairable parts are recorded at cost at the time of their acquisition and amortized over three to five years. The Company maintains a high level of parts due to the wide range of products serviced, ranging from mainframe to personal computers. At June 30, 1997, the Company had no material commitments for purchases of spare parts or for other capital expenditures.

     The Company provides for obsolescence when accounting for consumable parts and reviews obsolescence as it applies to its repairable parts. The Company believes it has provided adequate reserves for obsolescence for consumable parts. The Company believes that accumulated amortization on repairable parts renders the need for an obsolescence reserve with respect to repairable parts unnecessary.

     The most significant of the Company's acquisitions during the fiscal year ended June 30, 1997 was the Memorex Telex acquisition on November 15, 1996. The adjusted purchase price was $52.7 million, comprised of the Company's assumption of $28.3 million of liabilities under acquired customer maintenance contracts, and $24.4 million in cash, excluding transactions and closing costs, after taking into account certain purchase price adjustments.

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fifth site, but has not received any other communication in respect of that site. The Company has estimated that its share of the costs of the cleanup of one of the sites will be approximately $500,000, which has been provided for in liabilities related to the discontinued products division in the Company's financial statements. Complete information as to the scope of required cleanup at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of cleanup of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 16 to the Company's Consolidated Financial Statements.

EFFECT OF INFLATION; SEASONALITY

     Inflation has not been a material factor affecting the Company's business. In recent years, the cost of electronic components has remained relatively stable due to competitive pressures within the industry, which has enabled the Company to contain its service costs. The Company's general operating expenses, such as salaries, employee benefits, and facilities costs, are subject to normal inflationary pressures.

     The operations of the Company are generally not subject to seasonal fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto and a part of this report are financial statements and supplementary data for DecisionOne Holdings Corp. and DecisionOne Corporation listed in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) Financial Statements

            See Index to Financial Statements appearing on Page F-1.

        (2) Financial Statement Schedules

           Schedule I -- Condensed Financial Information of Registrant
                          (DecisionOne Holdings Corp. only)

           Schedule II -- Valuation and Qualifying Accounts

        (3) Exhibits

                           DECISIONONE HOLDINGS CORP.

EXHIBIT
  NO.                                         DESCRIPTION
--------  -----------------------------------------------------------------------------------
 2.1      Agreement and Plan of Merger, dated May 4, 1997 between the Company and Quaker
          Holding Co.(5) (appears as Annex A)
 2.2      Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 15, 1997(5)
          (appears as Annex A-1)
 3.1      Amended and Restated Certificate of Incorporation (Exhibit 3.1)(1)
 3.2      Amended and Restated Bylaws (Exhibit 3.2)(1)
 4.1*     Specimen of DecisionOne Corporation's 9 3/4% Senior Subordinated Notes due 2007
          (included in Exhibit 4.2)(6)
 4.2*     9 3/4% Senior Subordinated Note Indenture dated as of August 7, 1997 between
          DecisionOne Corporation and State Street Bank and Trust Company as Trustee(6)
 4.3*     Specimen of the Company's 11 1/2% Senior Discount Debenture due 2008 (included in
          Exhibit 4.4)
 4.4*     11 1/2% Senior Discount Debenture Indenture dated as of August 7, 1997 by and between Quaker Holding Co. and State Street Bank and Trust as Trustee
 4.5*     Form of Warrant (included in Exhibit 4.6)
 4.6*     Warrant Agreement dated as of August 7, 1997 between Quaker Holding Co. and State
          Street Bank and Trust as Warrant Agent
 4.7*     Debenture Agreement dated as of August 7, 1997 between the Company and State Street
          Bank and Trust as Trustee (included in Exhibit 4.4)
 4.8*     Warrant Assumption dated as of August 7, 1997 between the Company and State Street
          Bank and Trust as Warrant Agent (included in Exhibit 4.6)
10.1+*    Management Incentive Plan
10.2+*    Direct Investment Program
10.3*     (intentionally omitted)
10.4*     U.S. $575,000,000 Credit Agreement dated as of August 7, 1997 by and among
          DecisionOne Corporation, various financial institutions, DLJ Capital Funding Inc.
          (as Syndication Agent), Nations Bank of Texas, N.A. (as Administrative Agent) and
          BankBoston, N.A. (as Documentation Agent)(6)
10.5      Employment Agreement with Kenneth Draeger (Exhibit 10.7)(1)
10.6+     Employment Letter with Stephen J. Felice (Exhibit 10.8)(1)
10.7+     Employment Letter with James J. Greenwell (Exhibit 10.10)(1)

EXHIBIT
  NO.                                         DESCRIPTION
--------  -----------------------------------------------------------------------------------
10.8      Amended and Restated Registration Rights Agreement (Exhibit 10.11)(1)
10.9      First Amendment to Amended and Restated Registration Rights Agreement (Exhibit
          10.12)(1)
10.10     Lease for Frazer, Pennsylvania executive offices (East)(Exhibit 10.14)(1)
10.11     Lease for Frazer, Pennsylvania executive offices (West)(Exhibit 10.15)(1)
10.12     Lease for Malvern, Pennsylvania depot and call center (Exhibit 10.16)(1)
10.13+    Employment Letter with Joseph S. Giordano (Exhibit 10.17)(2)
10.14     Lease for Bloomington, Minnesota call center (Exhibit 10.18)(2)
10.15     Lease for Haywood, California depot (Exhibit 10.19)(2)
10.16     Lease for Northborough, Massachusetts depot (Exhibit 10.20)(2)
10.17+    Employment Letter with Thomas J. Fitzpatrick (Exhibit 10.22)(3)
10.18     Employment Letter with Thomas M. Molchan(4)
10.19     Employment Letter with Dwight T. Wilson(4)
10.20*    Intercompany Note made by the Company in favor of DecisionOne Corporation dated as of August 7, 1997
12        Computation of Ratios of Earnings to Fixed Charges(5)
21        Subsidiaries of the Registrant (Exhibit 21)(1)
23.1*     Consent of Deloitte & Touche LLP
27*       Financial Data Schedule

---------------
(1) Filed as an Exhibit to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996.

+    Compensation plans and arrangements for executives and others.

*   Filed herewith

(2) Filed as an Exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on March 14, 1996.

(3) Filed as an Exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 1996.

(4) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997.

(5) Previously filed as an Exhibit to Registration Statement No. 333-28265 on Form S-4 filed with the Securities and Exchange Commission on June 2, 1997.

(6) Filed as an Exhibit to the Annual Report on Form 10-K for DecisionOne Corporation filed with the Securities and Exchange Commission on September 29, 1997.

                            DECISIONONE CORPORATION

EXHIBIT
  NO.                                        DESCRIPTION
-------  ------------------------------------------------------------------------------------
 3.1     Amended and Restated Certificate of Incorporation of the Company, as amended.(1)
 3.2     Amended and Restated Bylaws of the Company.(1)
 4.1*    Specimen of the Company's 9 3/4 Senior Subordinated Notes due 2007 (included in
         Exhibit 4.2).
 4.2*    9 3/4% Senior Subordinated Note Indenture dated as of August 7, 1997 between the
         Company and State Street Bank and Trust as Trustee.
10.1+    Employment Agreement with Kenneth Draeger.(2)
10.2+    Employment Letter with Stephen J. Felice.(2)

EXHIBIT
  NO.                                        DESCRIPTION
-------  ------------------------------------------------------------------------------------
10.3     Lease for Frazer, Pennsylvania executive offices (East).(2)
10.4     Lease for Frazer, Pennsylvania executive offices (West).(2)
10.5     Lease for Malvern, Pennsylvania depot and call center.(2)
10.6     Lease for Bloomington, Minnesota call center.(3)
10.7     Lease for Hayward, California depot.(3)
10.8     Lease for Northborough, Massachusetts depot.(3)
10.9    Form of Tax Sharing Agreement.(1)
10.10*   U.S. $575,000,000 Credit Agreement dated as of August 7, 1997 by and among the
         Company, various finance institutions, DLJ Capital Funding Inc. (as Syndication
         Agent), NationsBank of Texas, N.A. (as Administrative Agent) and BankBoston, N.A.
         (as Documentation Agent).
10.11*   Intercompany Note made by the DecisionOne Holdings Corp. in favor of the Company dated as of August 7, 1997.(6)
12.1     Statement Regarding Computation of Ratios.(1)
23*    Consent of Deloitte & Touche LLP
27*      Financial Data Schedule.

---------------
(1) Filed as an Exhibit to Registration Statement No. 333-28411 on Form S-1 filed with the Securities and Exchange Commission on June 3, 1997.

+  Compensation plans and arrangements for executives and others.

*   Filed herewith

(2) Filed as an Exhibit to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996.

(3) Filed as an Exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on March 14, 1996.

(4) Filed as an Exhibit to the Annual Report on Form 10-K filed by DecisionOne Holdings Corp. with the Securities and Exchange Commission on September 30, 1996.

(5) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed by DecisionOne Holdings Corp. with the Securities and Exchange Commission on May 15, 1997.

(6) Filed as an Exhibit to the Annual Report on Form 10-K filed by DecisionOne Holdings Corp. with the Securities and Exchange Commission on September 29, 1997.

     (b) Current Reports on Form 8-K filed during the quarter ended June 30,
1997:

        A Current Report on Form 8-K, dated May 5, 1997, was filed regarding i.) the Company's Agreement and Plan of Merger with Quaker Holding Co. ("Quaker") dated May 4, 1997 (the "Merger Agreement"), and ii.) the Voting Agreement by and among the Company, Quaker and certain partnerships affiliated with Welsh, Carson, Anderson and Stowe and J.H. Whitney & Co., with respect to the Merger Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania on September 29, 1997.

                                          DECISIONONE HOLDINGS CORP.

                                          By:      /s/ KENNETH DRAEGER
                                            ------------------------------------
                                                      Kenneth Draeger
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the indicated persons. Each person whose signature appears below in so signing also makes, constitutes and appoints Kenneth Draeger and Thomas J. Fitzpatrick, and each of them acting for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

              SIGNATURE                                  TITLE                          DATE
--------------------------------------  ---------------------------------------  ------------------

         /s/ KENNETH DRAEGER            Chairman of the Board and Chief          September 29, 1997
--------------------------------------    Executive Officer (Principal
           Kenneth Draeger                Executive Officer)

      /s/ THOMAS J. FITZPATRICK         Vice President and Chief Financial       September 29, 1997
--------------------------------------    Officer (Principal Financial and
        Thomas J. Fitzpatrick             Accounting Officer)

         /s/ PETER T. GRAUER            Director                                 September 29, 1997
--------------------------------------
           Peter T. Grauer

           /s/ TOM G. GREIG             Director                                 September 29, 1997
--------------------------------------
             Tom G. Greig

    /s/ LAWRENCE M. V. D. SCHLOSS       Director                                 September 29, 1997
--------------------------------------
      Lawrence M. v. D. Schloss

         /s/ KIRK B. WORTMAN            Director                                 September 29, 1997
--------------------------------------
           Kirk B. Wortman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENT OF DECISIONONE HOLDINGS CORP.:

  Independent Auditors' Report......................................................    F-2
  Consolidated Balance Sheets as of June 30, 1997 and 1996..........................    F-3
  Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and
     1995...........................................................................    F-4
  Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1997,
     1996 and 1995..................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1997 and
     1995...........................................................................    F-6
  Notes to Consolidated Financial Statements........................................    F-7

CONSOLIDATED FINANCIAL STATEMENTS OF DECISIONONE CORPORATION:
  Independent Auditors' Report......................................................    F-26
  Consolidated Balance Sheets as of June 30, 1997 and 1996..........................    F-27
  Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and
     1995...........................................................................    F-28
  Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1997,
     1996 and 1995..................................................................    F-29
  Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1997 and
     1995...........................................................................    F-30
  Notes to Consolidated Financial Statements........................................    F-31

FINANCIAL STATEMENT SCHEDULES:
  Schedule I -- Condensed Financial Information of Registrant (DecisionOne Holdings
     Corp. only)....................................................................    S-1
  Schedule II -- Valuation and Qualifying Accounts..................................    S-5

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of DecisionOne Holdings Corp.:

     We have audited the accompanying consolidated balance sheets of DecisionOne Holdings Corp. and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedules listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DecisionOne Holdings Corp. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 15, 1997

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)

                                                                           1997         1996
                                                                         --------     --------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................  $ 10,877     $  8,221
  Accounts receivable, net of allowances of $14,869 and $9,580.........   127,462       92,650
  Consumable parts, net of allowances of $17,889 and $19,537...........    34,518       29,770
  Prepaid expenses and other assets....................................     4,542        5,112
  Deferred tax asset...................................................     5,236        8,018
                                                                         --------     --------
          Total current assets.........................................   182,635      143,771
REPAIRABLE PARTS, Net of accumulated amortization of $154,555 and
  $105,462.............................................................   199,900      154,970
PROPERTY AND EQUIPMENT.................................................    34,227       32,430
INTANGIBLES............................................................   191,366      164,659
OTHER ASSETS...........................................................    14,977       18,680
                                                                         --------     --------
TOTAL ASSETS...........................................................  $623,105     $514,510
                                                                         ========     ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt....................................  $  4,788     $  2,321
  Accounts payable and accrued expenses................................    95,516       89,564
  Deferred revenues....................................................    56,600       38,485
  Income taxes and other liabilities...................................     4,664          479
                                                                         --------     --------
          Total current liabilities....................................   161,568      130,849
REVOLVING CREDIT LOAN AND LONG-TERM DEBT...............................   232,721      188,582
OTHER LIABILITIES......................................................    13,928       14,286
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; authorized 5,000,000 shares; none outstanding
  Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 27,817,832 shares in 1997 and 27,340,288 shares in
     1996..............................................................       278          273
  Additional paid-in capital...........................................   258,331      255,262
  Accumulated deficit..................................................   (42,432)     (73,516)
  Other................................................................    (1,289)      (1,226)
                                                                         --------     --------
          Total shareholders' equity...................................   214,888      180,793
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $623,105     $514,510
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               1997         1996         1995
                                                             --------     --------     --------
REVENUES...................................................  $785,950     $540,191     $163,020
COST OF REVENUES...........................................   581,860      402,316      113,483
                                                             --------     --------     --------
GROSS PROFIT...............................................   204,090      137,875       49,537
OPERATING EXPENSES:
  Selling, general and administrative expenses.............   112,870       72,829       21,982
  Amortization of intangibles..............................    23,470       15,673        6,776
                                                             --------     --------     --------
OPERATING INCOME...........................................    67,750       49,373       20,779
INTEREST EXPENSE, Net of interest income of $197 in 1997,
  $239 in 1996 and $53 in 1995.............................    14,698       14,714        2,468
                                                             --------     --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  (BENEFIT), DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEM.....................................................    53,052       34,659       18,311
PROVISION (BENEFIT) FOR INCOME TAXES.......................    21,968       13,870      (23,104)
                                                             --------     --------     --------
INCOME BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEM.....................................................    31,084       20,789       41,415
DISCONTINUED OPERATIONS -- Income from operations of
  discontinued products division...........................                               1,113
                                                             --------     --------     --------
INCOME BEFORE EXTRAORDINARY ITEM...........................    31,084       20,789       42,528
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $1,284...........                  1,927
                                                             --------     --------     --------
NET INCOME.................................................  $ 31,084     $ 18,862     $ 42,528
                                                             ========     ========     ========
PRO FORMA INFORMATION (UNAUDITED):
  Net income before interest expense adjustment............  $ 31,084
  Interest expense adjustment, net of tax..................   (31,267)
                                                             --------
  Pro forma net loss.......................................  $   (183)
                                                             ========
  Pro forma loss per share.................................  $   (.01)
                                                             ========
  Pro forma weighted average number of common and common
     equivalent shares outstanding.........................    14,200
                                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)

                                           COMMON STOCK                                    FOREIGN                      TOTAL
                                        -------------------   ADDITIONAL                  CURRENCY      PENSION     SHAREHOLDERS'
                                        NUMBER OF              PAID-IN     ACCUMULATED   TRANSLATION   LIABILITY    (DEFICIENCY)
                                          SHARES     AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT    ADJUSTMENT      EQUITY
                                        ----------   ------   ----------   -----------   -----------   ----------   -------------
BALANCE, JUNE 30, 1994................   8,920,348    $ 89     $108,358     $(134,906)      $ 457       $ (1,625)     $ (27,627)
  Net income..........................                                         42,528                                    42,528
  Adjustment to pension liability.....                                                                       (80)           (80)
  Foreign currency translation
    adjustment........................                                                        223                           223
  Accrued dividends on Series A and B
    Redeemable Preferred Stock........                             (375)                                                   (375)
  Exercise of stock options...........      15,000                    8                                                       8
                                        -----------   ----     --------     ---------        ----        -------       --------
BALANCE, JUNE 30, 1995................   8,935,348      89      107,991       (92,378)        680         (1,705)        14,677
  Net income..........................                                         18,862                                    18,862
  Adjustment to pension liability.....                                                                      (143)          (143)
  Common Stock issued:
    Exercise of preemptive rights.....     384,502       4        1,526                                                   1,530
    Public offering...................   6,300,000      63      106,250                                                 106,313
    Exercise of stock options.........     329,850       3          300                                                     303
    Exercise of warrants..............     118,664       1          598                                                     599
    Conversion of Redeemable Preferred
      Stock...........................  11,271,924     113       37,529                                                  37,642
  Stock issuance costs................                           (1,573)                                                 (1,573)
  Issuance of warrants................                              126                                                     126
  Issuance of warrants attached to
    Subordinated Debentures...........                            3,400                                                   3,400
  Foreign currency translation
    adjustment........................                                                        (58)                          (58)
  Accrued dividends on Redeemable
    Preferred Stock...................                             (885)                                                   (885)
                                        -----------   ----     --------     ---------        ----        -------       --------
BALANCE, JUNE 30, 1996................  27,340,288     273      255,262       (73,516)        622         (1,848)       180,793
  Net income..........................                                         31,084                                    31,084
  Adjustment to pension liability.....                                                                       (25)           (25)
  Tax benefit -- disqualifying stock
    disposition.......................                            2,635                                                   2,635
  Foreign currency translation
    adjustment........................                                                        (38)                          (38)
  Exercise of stock options...........     477,544       5          434                                                     439
                                        -----------   ----     --------     ---------        ----        -------       --------
BALANCE, JUNE 30, 1997................  27,817,832    $278     $258,331     $ (42,432)      $ 584       $ (1,873)     $ 214,888
                                        ===========   ====     ========     =========        ====        =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               1997         1996         1995
                                                             ---------    ---------    --------
OPERATING ACTIVITIES:
  Net income...............................................  $  31,084    $  18,862    $ 42,528
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Income from discontinued operations...................                              (1,113)
     Depreciation..........................................     13,549        8,309       1,779
     Amortization of repairable parts......................     63,870       37,869       7,688
     Amortization of intangibles...........................     23,470       15,673       6,775
     Provision for losses on accounts receivable...........      7,849        3,434       1,930
     Provision for consumable parts obsolescence...........      2,554        1,171       1,995
     Extraordinary item....................................                   1,927
     Changes in operating assets and liabilities, net of
       effects from companies acquired, which provided
       (used) cash:
       Accounts receivable.................................    (38,365)      (1,900)     (8,836)
       Consumable parts....................................     (6,038)      (1,248)        931
       Accounts payable and accrued expenses...............      3,885          256      (1,171)
       Deferred revenues...................................    (25,427)     (33,928)      6,811
       Net changes in other assets and liabilities.........     12,543        1,469     (20,902)
                                                             ---------    ---------    --------
          Net cash provided by operating activities........     88,974       51,894      38,415
                                                             ---------    ---------    --------
INVESTING ACTIVITIES:
  Capital expenditures.....................................    (10,540)      (7,278)     (2,786)
  Repairable spare parts purchases, net....................    (86,446)     (63,514)    (12,154)
  Acquisitions of companies and contracts..................    (32,258)    (275,562)    (39,331)
                                                             ---------    ---------    --------
          Net cash used in investing activities............   (129,244)    (346,354)    (54,271)
                                                             ---------    ---------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock................                  31,392
  Proceeds from issuance of subordinated debentures........                  30,000
  Proceeds from issuance of common stock...................        439      106,313
  Payment of subordinated debentures.......................                 (30,000)
  Net proceeds from borrowings.............................     43,625      165,711      17,537
  Principal payments under capital leases..................     (1,075)      (3,423)
  Other....................................................        (63)          29
                                                             ---------    ---------    --------
          Net cash provided by financing activities........     42,926      300,022      17,537
                                                             ---------    ---------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................      2,656        5,562       1,681
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............      8,221        2,659         978
                                                             ---------    ---------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $  10,877    $   8,221    $  2,659
                                                             =========    =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Net cash paid during the year for:
     Interest..............................................  $  15,640    $  14,838    $  2,065
     Income taxes..........................................      8,381        5,344       1,009
  Noncash investing/financing activities:
     Issuance of seller notes in connection with
       acquisitions........................................      2,224          587       2,866
     Issuance of seller notes in exchange for repairable
       parts...............................................      1,855
     Repairable parts received in lieu of cash for accounts
       receivable..........................................      1,124
     Accretion of accrued dividends........................                     885         375

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1.  NATURE OF BUSINESS

     DecisionOne Holdings Corp. and its wholly-owned subsidiaries (the "Company") are providers of multivendor computer maintenance and technology support services. The Company offers its customers a single-source, independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") solution for computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. These services are provided by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals. In addition, the Company provides outsourcing services for OEMs, software publishers, system integrators and other independent service organizations. The Company delivers its services through an extensive field service organization of approximately 4,000 field technicians in over 150 service locations throughout North America and through strategic alliances in selected international markets.

     Through June 30, 1995, the Company's services predominantly involved the provision of maintenance services to the midrange computer market. On October 20, 1995, the Company acquired Bell Atlantic Business Systems Services, Inc. ("BABSS") (see Note 4). BABSS provided computer maintenance and technology support services for computer systems ranging from the data center, which includes both mainframe and midrange systems, to desk top. Subsequent to the acquisition, the Company's principal operating subsidiary, Decision Servcom, Inc., was merged into BABSS, which had changed its name to DecisionOne Corporation. As a result, DecisionOne Corporation is the principal operating subsidiary of the Company.

     The Company's wholly owned, direct international subsidiaries are not significant to the Company's consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of DecisionOne Holdings Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Pro Forma Information (Unaudited) -- The pro forma information included in the accompanying statement of operations and in Note 3 has been prepared to reflect the Company's recapitalization and merger with Quaker Holding Co. ("Quaker") and related transactions as if these had occurred on July 1, 1996. Historical earnings per share data for the fiscal years ended June 30, 1997, 1996 and 1995 is not presented as this would not be meaningful.

     Cash and Cash Equivalents -- Cash and cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash equivalents, consisting primarily of repurchase agreements with banks, are stated at cost, which approximates fair market value.

     Consumable Parts and Repairable Parts -- In order to provide maintenance and repair services to its customers, the Company is required to maintain significant levels of computer parts. These parts are classified as consumable parts or as repairable parts. Consumable parts, which are utilized during the repair process, are stated at cost, principally determined using the weighted average method, less an accumulated allowance for obsolescence and shrinkage. Consumable parts are reflected in cost of revenues during the period utilized.

     Repairable (rotable) parts, which can be refurbished and reused, are stated at original cost less accumulated amortization. Amortization of repairable parts is reflected in cost of revenues. Costs of refurbishing repairable parts are also included in cost of revenues as these costs are incurred. Amortization of repairable parts is based principally on the composite group method, using straight-line composite rates.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

Repairable parts generally have an economic life which corresponds to the normal life cycle of the related products, currently estimated to be three to five years.

     As consumable and repairable parts are retired, the weighted average gross amounts at which such parts have been carried are removed from the respective assets accounts, and charged to the accumulated allowance or accumulated amortization accounts, as applicable. Periodic revisions to amortization and allowance estimates are required, based upon the evaluation of several factors, including changes in product life cycles, usage levels and technology changes. Changes in these estimates are reflected on a prospective basis unless such changes result from an extraordinary retirement or from other events or circumstances which indicate that impairment may exist. Impairment is recognized when the net carrying value of the parts exceeds the estimated current and anticipated undiscounted net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the depreciable assets. Capitalized equipment leases and leasehold improvements are amortized over the shorter of the related lease terms or asset lives. Maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is charged to operations.

     Business and Contract Acquisitions -- Business and contract acquisitions have been accounted for as purchase transactions, with the purchase price of each acquisition allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. Consistent with the Company's parts retirement accounting methods, the gross value of parts acquired is generally stated at weighted average cost. Fair value adjustments, if any, are reflected as adjustments to the respective accumulated amortization or allowance accounts. The excess of the purchase price over identified net assets acquired is amortized, on a straight-line basis, over the expected period of future benefit (see Note 6).

     Typical contract acquisitions are comprised primarily of customer maintenance and support contracts of complementary entities, along with the accompanying consumable and repairable parts required to support these contracts and other identifiable intangibles, such as noncompete agreements. Liabilities assumed in business and contract acquisitions consist primarily of prepaid amounts related to multi-period customer maintenance and support contracts. These liabilities are recorded as deferred revenues at acquisition dates and are recognized as revenues when earned in accordance with the terms of the respective contracts.

     Intangible Assets -- Intangible assets are comprised of excess purchase price over the fair value of net assets acquired, acquired customer lists and other intangible assets, including the fair value of contractual profit participation rights and amounts assigned to noncompete agreements.

     Intangible assets, which arise principally from acquisitions, are generally amortized on a straight-line basis over their respective estimated useful lives (see Note 6). The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that these carrying values may not be recoverable within the amortization period. Impairment is recognized when the net carrying value of the intangible asset exceeds the estimated current and anticipated discounted future net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

     Revenue -- The Company enters into maintenance contracts whereby it services various manufacturers' equipment. Revenues from these contracts are recognized ratably over the terms of such contracts. Prepaid revenues from multi-period contracts are recorded as deferred revenues and are recognized ratably over the term of the contracts.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     Revenues derived from the maintenance of equipment not under contract are recognized as the service is performed. Revenues derived from other technology support services are recognized as the service is performed or ratably over the term of the contract.

     Foreign Currency Translation -- Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

     Credit Risk -- Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across many industries.

     Fair Value of Financial Instruments -- The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

          Cash and Cash Equivalents, Accounts Receivable, and Accounts
     Payable -- The carrying amount of these items are a reasonable estimate of their fair value.

          Short-Term Debt and Long-Term Debt -- As more fully described in Note 8, under its revolving borrowing facility the Company incurs interest at variable rates based upon market conditions (i.e., based upon the prime rate or LIBOR). Rates applicable to other debt instruments, which consist primarily of short-term notes payable in connection with certain acquisitions, are comparable to those of similar instruments currently available to the Company. Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

     Discontinued Operations -- During fiscal 1993, in connection with the sale of its products division, the Company established estimated liabilities relating to the settlement of the remaining assets and liabilities of this division. In 1995, the Company revised its estimates as a result of settlement of these liabilities, and the consolidated statement of operations for 1995 reflects an increase in net income of $1,113,000 for the change in estimate.

     Stock-Based Compensation -- Effective July 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 11).

     Derivative Financial Instruments -- Derivative financial instruments, which constitute interest rate swap agreements (see Note 8), are periodically used by the Company in the management of its variable interest rate exposure. Amounts to be paid or received under interest rate swap agreements are recognized as interest expense or interest income during the period in which these accrue. Gains realized, if any, on the early termination of interest rate swap contracts are deferred, to be recognized upon the termination of the related asset or liability or expiration of the original term of the swap contract, whichever is earlier. The Company does not hold any derivative financial instruments for trading purposes.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     Recent Accounting Pronouncement -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as disclosures including a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share, which will approximate the Company's currently reported pro forma earnings (loss) per share, includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

     SFAS No. 128 is effective for interim and annual financial reporting periods ending after December 15, 1997, and early adoption is not permitted. When adopted by the Company, as required, for the fiscal quarter ending December 31, 1997, all prior quarters' earnings (loss) per share information will be required to be restated on a comparable basis.

     Assuming that SFAS No. 128 had been implemented, supplemental pro forma basic loss per share and supplemental pro forma diluted loss per share would not have differed from the pro forma loss per share presented in the accompanying consolidated statements of operations for the fiscal year ended June 30, 1997.

     Reclassifications -- Certain reclassifications have been made to the 1996 balances in order to conform with the 1997 presentation.

3.  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

     On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II. The merger, which will be recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") between the Company and Quaker dated May 4, 1997. The accompanying historical consolidated financial statements do not include any adjustments with respect to the consummation of the merger.

     In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Company common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Company common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Company common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility (see Note 8).

     In connection with the merger, the Company raised $85 million through the public issuance of discount debentures, in addition to publicly-issued subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the discount notes, subordinated notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Company common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

     As a result of the merger, the Company incurred various expenses, aggregating approximately $71 million on a pretax basis (approximately $64 million after related tax benefit), subject to adjustment, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES discounts and commissions, professional and advisory fees and other expenses. The Company will report this one-time charge during the first quarter of fiscal 1998. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs will be charged to expense over the terms of the related debt instruments.

     The following summarized unaudited pro forma information as of and for the year ended June 30, 1997 assumes that the merger had occurred on July 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1996 or which may result in the future.

                                                                                  (UNAUDITED)
                                                                                 (IN THOUSANDS)
PRO FORMA BALANCE SHEET INFORMATION:
Total assets...................................................................     $652,085
Long term indebtedness (including current portion).............................      724,500
Other liabilities..............................................................      170,708
Shareholders' (deficit)........................................................     (243,123)
PRO FORMA INCOME STATEMENT INFORMATION:
Revenues.......................................................................     $785,950
Operating income...............................................................       67,750
Loss from continuing operations before income tax benefit......................         (312)
Net loss.......................................................................         (183)
Loss per common share..........................................................     $  (0.01)
Weighted average common and common equivalent shares outstanding...............       14,200

     The pro forma net loss reflects a net increase in interest expense of approximately $53.4 million ($31.3 million after related pro forma tax effect), attributable to additional financing incurred in connection with the merger, net of repayment of the Company's existing revolving credit facility. Pro forma weighted average common and common equivalent shares outstanding include 12,499,978 shares outstanding immediately subsequent to the merger on August 7, 1997 and dilutive common stock warrants and stock options (convertible into 281,960 and 1,418,530 shares of common stock, respectively) issued in connection with or immediately subsequent to the merger.

4.  BUSINESS AND CONTRACT ACQUISITIONS

     During the years ended June 30, 1997, 1996 and 1995, the Company acquired certain net assets of other service companies as follows (in thousands):

                                                                                                   EXCESS
                                                         CONSIDERATION                            PURCHASE
                                  -----------------------------------------------------------    PRICE OVER
                                                                        TOTAL                    FAIR VALUE
                                   NUMBER OF                           PURCHASE      OTHER      OF NET ASSETS
          YEARS ENDED             ACQUISITIONS     CASH      NOTES      PRICE     INTANGIBLES     ACQUIRED
--------------------------------  ------------   --------   --------   --------   -----------   -------------
Significant business acquisitions:
  June 30, 1995.................        1        $ 27,413   $  2,094   $ 29,507     $15,600        $ 7,394
  June 30, 1996.................        1         250,549    250,549     72,581      60,533
Nonsignificant business or maintenance contract acquisitions:
  June 30, 1995.................        5           9,327        255      9,582       4,577          8,680
  June 30, 1996.................        5          14,853        578     15,431       6,522          6,318
  June 30, 1997.................        9          31,749      2,224     33,973         231         47,200

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     On August 31, 1994, the Company purchased certain net assets and liabilities of IDEA/Servcom, Inc. for approximately $29,500,000. This acquisition was funded by cash and the issuance of a $2,600,000 noninterest-bearing note to the seller. See seller notes payable section of Note 8. The excess of asset purchase price over the fair value of net assets acquired at the date of purchase was approximately $7,400,000.

     On October 20, 1995, the Company acquired all of the outstanding common stock of BABSS, a subsidiary of Bell Atlantic Corporation ("BAC") for approximately $250,549,000. The acquisition was funded with the proceeds from the issuance of $30,000,000 of Series C preferred stock, $30,000,000 of subordinated debentures and the balance from additional bank borrowings (see Notes 8 and 13). The excess of asset purchase price over the fair value of net assets acquired at the date of purchase was initially recorded as approximately $58,796,000. Subsequent to the acquisition, the Company recorded a net adjustment increasing the initial amount by $1,737,000 and adjusted other balance sheet accounts principally by the same amount. This resulted from the adjustment and reclassification of certain tax accruals offset by favorable negotiations on certain leased facilities (see Note 7). As part of the acquisition, the Company purchased from BAC contractual profit participation rights whereby the Company will receive a fixed percentage of the annual operating profits (3.2% or 3.5%, depending upon the level of profits) earned by a former foreign affiliate of BAC which provides computer maintenance and technology support services in Europe. The estimated value of the discounted estimated future cash flows over a twenty-year period from the acquisition date from these contractual profit participation rights is $25,000,000.

     Included in nonsignificant maintenance contract acquisitions is the acquisition of substantially all of the contracts and related assets, including spare parts of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex"). Memorex Telex had filed a petition in bankruptcy in the United States Bankruptcy Court (the "Court") in the District of Delaware on October 15, 1996; the Court approved the sale to the Company on November 1, 1996. The adjusted purchase price was $52.7 million, comprised of the assumption of certain liabilities under contracts of the service business, which were valued at $28.3 million, and base cash consideration of approximately $24.4 million, after certain purchase price adjustments, excluding transaction and closing costs.

     The estimated fair market values of certain assets acquired, as well as liabilities assumed, are subject to further adjustment as additional information becomes available to the Company. During the third quarter of fiscal 1997, the Company recorded an adjustment increasing the deferred revenues assumed in the Memorex Telex acquisition by approximately $2,300,000, to revise the estimated fair value of certain contract liabilities of the business assumed by the Company.

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

                                                                     YEARS ENDED JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
    Revenues.......................................................  $697,676     $679,284
    Income from continuing operations before extraordinary item....    31,080       20,153
    Net income.....................................................    29,153       21,266

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

5.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Land and buildings.............................................  $  6,318     $  2,055
    Equipment......................................................    16,248       13,858
    Computer hardware and software.................................    35,030       27,277
    Furniture and fixtures.........................................     8,308        8,051
    Leasehold improvements.........................................     4,628        4,125
                                                                     --------     --------
                                                                       70,532       55,366
    Accumulated depreciation and amortization......................   (36,305)     (22,936)
                                                                     --------     --------
                                                                     $ 34,227     $ 32,430
                                                                     ========     ========

     The principal lives (in years) used in determining depreciation and amortization rates of various assets are: buildings (20-40); equipment (3-10); computer hardware and software (3-5); furniture and fixtures (5-10) and leasehold improvements (term of related leases).

     Depreciation and amortization expense was approximately $13,549,000, $8,309,000 and $1,779,000 for the fiscal years ended 1997, 1996 and 1995, respectively.

6.  INTANGIBLES

     Intangibles consisted of the following:

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Excess purchase price over fair value of net assets acquired...  $130,548     $ 82,355
    Customer lists.................................................    64,688       64,758
    Contractual profit participation rights........................    25,000       25,000
    Noncompete agreements..........................................     4,631        4,500
    Other intangibles..............................................     9,131        7,671
                                                                     --------     --------
                                                                      233,998      184,284
    Accumulated amortization.......................................   (42,632)     (19,625)
                                                                     --------     --------
                                                                     $191,366     $164,659
                                                                     ========     ========

     The periods (in years) used in determining the amortization rates of intangible assets are: excess purchase price over fair value of net assets acquired (4-20); customer lists (3-8); contractual profit participation rights
(20); noncompete agreements (3-5) and other (1-6).

     Amortization expense relating to intangibles was approximately $23,470,000, $15,673,000 and $6,775,000, for the fiscal years ended 1997, 1996 and 1995, respectively.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

7.  ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accounts payable.................................................  $55,723     $53,347
    Compensation and benefits........................................   22,706      22,115
    Interest.........................................................      563       1,505
    Unused leases....................................................      878       3,485
    Pension accrual..................................................    1,371       1,258
    Accrued accounting and legal fees................................    1,435       1,073
    Non-income taxes and other.......................................   12,840       6,781
                                                                        ------      ------
                                                                       $95,516     $89,564
                                                                        ======      ======

     Prior to 1994, the Company received $2,600,000 in tax bills (primarily interest) from the Internal Revenue Service ("IRS") related to claims for tax and interest for the years 1981 through 1987. The Company paid approximately $500,000 of the claims upon receipt of the bills. Although the Company disputed the tax bills, an IRS mandated payment of $828,000 was made in 1996. As of June 30, 1996, the Company had an accrued liability of $1,883,000 related to this assessment. During fiscal 1997, the Company paid $1,729,000 in full settlement of these tax and interest bills.

     In connection with the acquisition of BABSS, which has been accounted for using the purchase method of accounting (see Note 4), the Company recorded approximately $11,000,000 in liabilities resulting from planned actions with respect to BABSS, which included the costs to exit certain leased facilities and to involuntarily terminate employees. The provision of approximately $3,500,000 for the costs to exit certain leased facilities principally relates to future lease payments on a warehouse in California which has been made idle. Approximately $4,000,000 was provided for severance and termination benefits of approximately 210 employees in the field, operations support, sales and administration. Approximately $3,000,000 was provided in connection with the exit plan for write-downs of spare parts and equipment at two California facilities which will not be utilized in future operations. The provision for various other charges of approximately $500,000 consisted of costs to complete the exit plan. As of June 30, 1996, the Company had settled all of these liabilities, except for the lease liabilities on idle facilities for which payments were scheduled to continue through 1999 (see Note 15). At June 30, 1997 and 1996 remaining amounts due under these leases were $0 and $1,200,000, respectively.

     As a result of successful negotiations of unutilized leased facilities, during 1996, the Company recorded a reduction of approximately $975,000 to both the provisions for leased facilities and excess purchase price over fair value of net assets acquired.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

8.  REVOLVING CREDIT LOAN AND LONG-TERM DEBT

     Debt consists of the following:

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Revolving credit loans.........................................  $231,671     $186,400
    Seller noninterest-bearing notes payable.......................     2,922        2,118
    Seller note payable -- purchase spare parts....................     1,608
    Capitalized lease obligations, payable in varying installments at interest rates ranging from 7.25% to 13.01% at June 30,
      1997.........................................................     1,308        2,385
                                                                      -------      -------
                                                                      237,509      190,903
    Less current portion...........................................     4,788        2,321
                                                                      -------      -------
                                                                     $232,721     $188,582
                                                                      =======      =======

REVOLVING CREDIT LOANS

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

     In April 1996, the Company completed an initial public offering (see Note
13). The Company used a portion of the proceeds to repay approximately $70 million of the 1995 Term Loan.

     Also in April 1996, the Company converted the 1995 Term Loan and the existing $30 million Revolving Credit Facility into a $225 million variable rate, unsecured revolving credit facility ("the 1996 Revolving Credit Facility"). During fiscal 1997, the 1996 Revolving Credit Facility commitment was increased to $300 million, in connection with the acquisition of certain contracts and assets. The 1996 Revolving Credit Facility is at floating interest rates, based either on the LIBOR or prime rate, in either case plus an Applicable Margin, at the Company's option. As of June 30, 1997, the applicable rate was LIBOR plus .75% or approximately 6.5%. The 1996 Revolving Credit Facility enables the Company to borrow up to $300 million in the form of revolving credit loans with a maturity date of April 26, 2001 and with interest periods determined principally on a quarterly basis. To offset the variable rate characteristics of the borrowings, the Company entered into interest rate swap agreements with two banks resulting in fixed interest rates of 5.4% on $40.0 million notional principal amount through December 1997 and 5.5% on another $40.0 million notional principal amount through December 1998.

     During fiscal 1997, the Company terminated these swap agreements, resulting in an insignificant gain which has been deferred to the first quarter of fiscal 1998.

     Under the terms of the 1996 Revolving Credit Facility, the Company may use up to $25,000,000 for letters of credit, subject to the limitation of $300,000,000 in total credit. As of June 30, 1997, letters of credit in the face amount of $3,067,000 were outstanding.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

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

     The Company's debt agreements and other agreements to which it is a party contain certain covenants restricting the payment of dividends on, or repurchases of, Company common stock.

     The Company had average borrowings of $221,069,000 and $172,065,000 during 1997 and 1996, respectively, at an average interest rate of 6.4% and 8.69%, respectively. Maximum borrowings during 1997 and 1996 were $243,350,000 and $268,748,000, respectively.

     Subsequent to June 30, 1997, in connection with the Company's merger with Quaker (see Note 3), the 1996 Revolving Credit Facility was repaid in full, including all interest due thereon. This refinancing was accomplished, in part, through the issuance of certain new debt instruments, consisting of senior discount notes, senior subordinated notes and a term loan/revolving credit facility which, in the aggregate, provide financing of approximately $810 million, subject to certain conditions. The new revolving credit facility provides the Company with $105 million of available financing, subject to a borrowing base, for working capital purposes subsequent to the merger.

     The Company's Canadian subsidiary has available a $1.5 million (Canadian) revolving line of credit agreement with a local financial institution. At June 30, 1997, approximately $471,000 (in U.S. dollars) was outstanding under this agreement. There were no amounts outstanding at June 30, 1996.

SELLER NOTES PAYABLE

     In connection with certain acquisitions (see Note 4), the Company issued noninterest-bearing notes, the principal of which is primarily due upon settlement of contingent portions of the acquisition purchase price within a specified period subsequent to closing, generally not exceeding one year from the acquisition date. Contingencies typically pertain to actual amounts of monthly maintenance contract revenues acquired and prepaid contract liabilities assumed in comparison to amounts estimated in acquisition agreements. The Company imputes interest, based upon market rates, for long-term, non-interest-bearing obligations.

     During 1997, the Company issued a secured note payable to the seller for the purchase of repairable parts in the original amount of $1,854,000. The note accrues interest at an interest rate of approximately 8%, and requires quarterly payments of principal and interest of approximately $273,000 until maturity in December 1998.

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

     In connection with the issuance of the debentures, the Company issued 468,750 Common Stock Purchase Warrants (the "Warrants"). Each Warrant initially entitled the owner to buy one share of Common Stock for $0.10. The number of shares that can be purchased per Warrant steps up over 24 months in conjunction with the increasing conversion privilege applicable to the Preferred Stock such that, at the end of 24 months, each Warrant entitled the holder to buy approximately 1.21 shares of Common Stock at a price of

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

$0.10 per share. The Warrants were exercisable from October 20, 1997 until October 20, 2001, provided that if the Company had a public offering of its Common Stock meeting certain requirements before October 20, 1997, the Warrants became exercisable at the time of the public offering and the number of shares that could be purchased on exercise was fixed at that time and no longer increased in steps. The Warrants also became exercisable upon retirement of the Debentures. Each Warrant had an assigned value of $7.25333 which resulted in an original issue discount of $3,400,000 which was being amortized over the term of the Affiliate Notes. Upon consummation of its initial public offering in April 1996, the Company was required to pay up to the total amount outstanding under the Affiliate Notes and, accordingly, the Company used $30,000,000 of the proceeds to retire the Affiliate Notes. As a result, in 1996 the Company recorded an extraordinary loss in the amount of $3,211,000, net of taxes of $1,284,000, due to the acceleration of the amortization of original issue discount. In connection with the Company's merger with Quaker in August 1997 (see Note 3), the Warrants were converted into cash, with warrant holders receiving an amount equal to $23 less the exercise price for each Warrant.

     In connection with previous credit agreements, the Company issued warrants to purchase shares of the Company's common stock. At June 30, 1997, warrants to purchase 134,478 shares at an exercise price of $5.90 per share remained outstanding. In connection with the Company's merger with Quaker, these warrants were also converted into cash, with warrant holders receiving an amount equal to $23 less the exercise price for each warrant.

9.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                 YEARS ENDED JUNE 30,
                                                           --------------------------------
                                                            1997        1996         1995
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    Current:
      Federal............................................  $10,909     $ 2,892     $ 16,065
      State..............................................    3,616       1,595        4,599
      Foreign............................................    1,080         548       (1,272)
    Deferred:
      Federal............................................    6,460       8,945      (29,897)
      State..............................................       16         641       (3,617)
      Foreign............................................     (113)       (499)
    Benefit of operating loss carryforwards:
      Federal............................................                            (7,729)
      State..............................................                            (1,253)
      Foreign............................................                 (252)
                                                           -------     -------     --------
    Provision (benefit) for income taxes.................  $21,968     $13,870     $(23,104)
                                                           =======     =======     ========

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     The tax effects of temporary differences consisted of the following:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Gross deferred tax assets:
      Accounts receivable............................................  $ 4,771     $ 1,341
      Inventory......................................................    2,195       2,586
      Accrued expenses...............................................    7,000       6,378
      Unused leases..................................................      390
      Fixed assets...................................................                  299
      Intangibles....................................................    6,196       5,670
      Operating loss carryforwards...................................    4,868      14,252
      Tax credit carryforwards.......................................    1,670       1,170
                                                                       -------     -------
    Gross deferred tax assets........................................   27,090      31,696
    Gross deferred tax liabilities:
      Repairable spare parts.........................................   (8,918)     (7,273)
      Fixed assets...................................................     (108)
                                                                       -------     -------
    Gross deferred tax liabilities...................................   (9,026)     (7,273)
                                                                       -------     -------
    Net deferred tax asset...........................................  $18,064     $24,423
                                                                       =======     =======

     Net operating loss and minimum tax credit carryforwards available at June 30, 1997 expire in the following years:

                                                                                 YEAR OF
                                                                                EXPIRATION
                                                                 AMOUNT         ----------
                                                             --------------
                                                             (IN THOUSANDS)
    Federal operating losses...............................     $ 12,877        2006-2008
    State operating losses.................................        8,669        1998-2008
    Investment tax credit..................................          134           2004
    Minimum tax credit.....................................        1,536        INDEFINITE

     As a result of the Company's initial public offering in April, 1996, an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for Federal income tax purposes, net operating loss and tax credit carryforwards arising prior to the ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $20.0 million per annum. In addition, the Company's merger with Quaker on August 7, 1997 (see Note 3) represents another such "ownership change" pursuant to Section
382. The Company estimates that the limitation on the use of tax loss carryforwards and other credits, for Federal income tax purposes, in any post-merger period will be reduced to approximately $9.0 million per annum.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1997, 1996 and 1995 to income before income taxes, and the actual provision (benefit) for income taxes follows:

                                                                   1997     1996      1995
                                                                   ----     ----     ------
    Federal income tax provision at statutory tax rate...........  35.0%    35.0%      35.0%
    State income taxes, net of federal income tax provision......   5.0      4.6        3.5
    Foreign income taxes.........................................   0.4                (6.9)
    Unused lease credit..........................................                      (0.1)
    Benefit of operating loss carryforward.......................           (0.8)     (49.1)
    Change in valuation allowance................................           (1.4)    (108.9)
    Other........................................................   1.0      2.6        0.3
                                                                   ----     ----     ------
    Actual income tax provision (benefit) effective tax rate.....  41.4%    40.0%    (126.2)%
                                                                   ====     ====     ======

     The Company has recorded a deferred tax asset of $4,868,000 reflecting the benefit of federal and state net operating loss carryforwards, which expire in varying amounts between 1998 and 2008. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will ultimately be realized.

     The valuation allowance for deferred tax assets as of July 1, 1994 was $44,160,000. The net changes in the valuation allowance for the years ended June 30, 1996 and 1995 were decreases of $686,000 and $43,474,000, respectively. Of these amounts, $252,000 and $8,982,000 resulted from the realization of net operating loss carryforwards. The remaining decreases of $434,000 and $34,492,000 for 1996 and 1995, respectively, resulted from the Company's expected future taxable income.

10.  OTHER LIABILITIES

     Other (noncurrent) liabilities consisted of the following:

                                                                             JUNE 30,
                                                                       --------------------
                                                                         1997        1996
                                                                       --------    --------
                                                                          (IN THOUSANDS)
    Accrued severance and unutilized lease losses....................  $  4,532    $  2,227
    Other noncurrent liabilities.....................................     9,396      12,059
                                                                        -------     -------
                                                                       $ 13,928    $ 14,286
                                                                        =======     =======

     As more fully described in Note 15, accrued severance and unutilized lease losses represent remaining liabilities for estimated future employee severance costs and for lease/contract losses associated with duplicate facilities to be closed. These liabilities were recorded by the Company in connection with the Memorex Telex and BABSS acquisitions in November 1996 and October 1995, respectively.

     Other noncurrent liabilities include deferred operating lease liabilities related to scheduled rent increases, recorded in accordance with the provisions of SFAS No. 13, Accounting for Leases. Also included in other noncurrent liabilities are provisions relating to various tax matters.

11.  STOCK OPTION AND RESTRICTED STOCK PURCHASE PLAN

     Under the 1988 Stock Option and Restricted Stock Purchase Plan, the name of which was subsequently changed to DecisionOne Stock Option and Restricted Stock Purchase Plan (the "Plan"), the Company, at the discretion of the Board of Directors, may issue restricted stock, incentive stock options and non-qualified

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES options for shares of the Company's common stock. Vesting of the restricted stock and stock options is at the discretion of the Board of Directors and generally occurs at a rate of 25% per year.

     During 1994, the Board of Directors amended the Plan increasing the total number of shares issuable to approximately 2,350,000. Additionally, in November 1995 the Board of Directors amended the Plan increasing the total number of shares issuable to approximately 3,350,000, and in December 1996 to 5,350,000.

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

     Options expire through February 2007. Restricted shares which are not vested upon an employee's termination are subject to a repurchase right of the Company at a price equal to the amount paid by the employee.

     Presented below is the activity in the Plan for the years ended June 30, 1997, 1996 and 1995:

                                                              OPTIONS          PRICE RANGE
                                                             ---------       ---------------
    Balance, June 30, 1994.................................  1,943,595       $.50 - $100.00
      Options exercised....................................    (15,000)           $.50
      Options granted......................................    410,000        $1.25 - $6.00
      Options cancelled....................................    (75,275)      $.50 - $100.00
                                                             ---------
    Balance, June 30, 1995.................................  2,263,320        $.50 - $6.00
      Options exercised....................................   (329,850)       $.50 - $6.00
      Options granted......................................    803,000       $8.00 - $27.50
      Options cancelled....................................   (125,000)       $1.25 - $8.00
                                                             ---------
    Balance, June 30, 1996.................................  2,611,470        $.50 - $27.50
      Options exercised....................................   (477,544)       $.50 - $8.00
      Options granted......................................  1,254,000       $14.00 - $22.13
      Options cancelled....................................   (532,579)      $1.25 - $27.50
                                                             ---------
    Balance, June 30, 1997.................................  2,855,347        $.50 - $26.75
                                                             =========

     In connection with the Company's merger with Quaker on August 7, 1997 (see
Note 3), all vested and unvested options then outstanding under the Plan were cancelled, and the holders of these options received the right to receive cash payments equal to the excess, if any, of $23.00 over the exercise price of each option. Certain option holders were afforded the opportunity to convert these options into options to purchase common stock of the merged Company, in lieu of cash payments.

     Pursuant to the 1997 Management Incentive Plan approved subsequent to the Merger, the Company granted 1,179,000 options at a weighted average exercise price of approximately $20.61 with a weighted average fair market value of $11.23.

     Because the Company accounts for the Plan under APB No. 25, no compensation cost has been recognized for stock options. Had compensation expense for the Plan been determined based on the fair value at the grant dates under the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma loss

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES per share (see Note 3) would have been increased to the following adjusted pro forma amounts (dollars in thousands, except per share amounts):

                                                                                  1997
                                                                                 -------
    Pro forma net loss -- as reported..........................................  $  (183)
    Pro forma net loss -- as adjusted..........................................  $(2,741)
    Pro forma loss per share -- as reported....................................  $ (0.01)
    Pro forma loss per share -- as adjusted....................................  $ (0.19)

     The fair value of options was estimated using the Black-Scholes option pricing model based on the following assumptions:

                                                                                        EXPECTED LIVES
                                    RISK-FREE INTEREST RATE     EXPECTED VOLATILITY          (YRS)
                                    ------------------------    --------------------    ---------------
        Grant issued in 1996....          5.85%-6.85%                  26.9%
        Grants issued in 1997...             6.47%                       2

12.  LEASE COMMITMENTS

     The Company conducts its operations primarily from leased warehouses and office facilities and uses certain computer, data processing and other equipment under operating lease agreements expiring on various dates through 2005. The future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year for the five years succeeding June 30, 1997 and thereafter are as follows (in thousands):

        1998...............................................................  $18,415
        1999...............................................................   15,224
        2000...............................................................   11,406
        2001...............................................................    5,815
        2002...............................................................    2,879
        Thereafter.........................................................    4,757
                                                                             -------
                                                                             $58,496
                                                                             =======

     Rental expense amounted to approximately $17,367,000, $13,149,000 and $5,878,000, for the fiscal years ended 1997, 1996 and 1995, respectively.

13.  SHAREHOLDERS' EQUITY

     During fiscal 1994 and 1996, the Company issued three classes of redeemable preferred stock (Series A, Series B and Series C preferred stock; collectively, the "Preferred Stock"), aggregating 376,416 preferred stock shares, in exchange for cash or in settlement of certain debt obligations. The Preferred Stock, which was valued at $100 per share, accrued dividends at rates ranging between $4 per share per annum and $6 per share per annum, to be paid as declared by the Company's Board of Directors. Additionally, the Preferred Stock was to be automatically converted into Company common stock if the Company were to complete a public offering of common stock which met certain specified criteria.

     On February 9, 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares and to authorize 5,000,000 shares of Preferred Stock.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     In April 1996, the Company completed a public offering of 6,300,000 shares of common stock at $18.00 per share (the "Offering"). Prior to the Offering, there was no public market for the Company's common stock. The common stock is listed on the Nasdaq National Market under the symbol "DOCI".

     The net proceeds of the offering, after deducting applicable issuance costs and expenses were $104,740,000. The proceeds were used to repay approximately $70,000,000 of the 1995 Term Loan, $30,000,000 in Affiliate Notes, approximately $1,446,000 in accrued and declared dividends to holders of the Preferred Stock and for other general corporate purposes. In connection with the offering, the Preferred Stock was automatically converted into 11,271,924 shares of common stock.

     During the year ended June 30, 1996, certain shareholders exercised their preemptive right to subscribe for and purchase additional shares of common stock or other securities so issued at the same price as originally issued on certain occasions from 1992 through 1995. On December 4, 1995, the following securities were purchased: (a) 382,578 shares of common stock at a price of $4 per share;
(b) 999 shares of Series A Preferred Stock, at a price of $100 per share; (c) 1,776 shares of Series B Preferred Stock, at a price of $100 per share; (d) 1,924 shares of common stock at a price of $.50 per share; (e) 311,141 shares of Series C Preferred Stock, at a price of $100 per share; and (f) 17,407 Common Stock Purchase Warrants at a price of $7.25333 per warrant which entitles the holder to purchase 17,407 shares of common stock at an exercise price of $.10 per share. The 17,407 Common Stock Purchase Warrants were exercised in 1996.

     In consideration of his service as a director and Chairman of the Board, the Company, in a prior year, granted an individual warrants to purchase an aggregate of 66,667 shares of common stock at an exercise price of $4.00 per share. In connection with the Company's merger with Quaker in August 1997 (see
Note 3), these warrants were converted into cash, with the holder receiving an amount equal to $23 less the exercise price.

     As more fully described in Note 3, the Company merged with Quaker on August 7, 1997. In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Company common stock outstanding immediately prior to the merger received $23 in cash in exchange for these shares. Holders of approximately 5.3% of shares of Company common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Company common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility (see Note 8).

14.  RETIREMENT PLANS

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

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     Pension expense for the defined benefit pension plan was computed as follows:

                                                                   YEARS ENDED JUNE 30,
                                                                 -------------------------
                                                                 1997      1996      1995
                                                                 -----     -----     -----
                                                                      (IN THOUSANDS)
    Interest cost..............................................  $ 521     $ 495     $ 482
    Actual return on plan assets...............................   (409)     (449)     (312)
    Net amortization and deferral..............................      9        72       (42)
                                                                 -----     -----     -----
    Periodic pension costs.....................................  $ 121     $ 118     $ 128
                                                                 =====     =====     =====

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and the expected long-term rate of return on assets was 8.5% for 1997, 1996 and 1995.

     The following table sets forth the funded status of the frozen pension plan as of May 1, 1997 and 1996:

                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accumulated benefits (100% vested)...............................  $ 7,290     $ 7,116
    Fair value of plan assets........................................    6,128       5,800
                                                                       -------     -------
              Unfunded projected benefit obligation..................    1,162       1,316
    Unrecognized net loss............................................    1,873       1,848
    Unrecognized net transition obligation...........................      470         504
    Adjustment to recognized minimum liability.......................   (2,343)     (2,352)
                                                                       -------     -------
    Accrued pension costs............................................  $ 1,162     $ 1,316
                                                                       =======     =======

15.  EMPLOYEE SEVERANCE AND UNUTILIZED LEASE COSTS

     During the second quarter of fiscal 1997, in connection with the Memorex Telex acquisition (see Note 4), the Company recorded a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses ("exit costs"), primarily associated with duplicate facilities to be closed. The $3.4 million charge, recorded in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 1997.

     In the second quarter of fiscal 1996, in connection with the acquisition of BABSS, the Company recorded pre-tax charges for exit costs of $6.9 million, and estimated future employee severance costs of $0.1 million. During the fourth quarter of fiscal 1996, the Company reversed $3.4 million of these employee severance and exit cost liabilities. The reversal was primarily the result of the Company's ability to utilize and sublease various facilities identified in the original $7.0 million combined liability. Such information was unknown to the Company when the original liability was recorded.

     See Note 10 for further information regarding accrued severance and unutilized lease losses.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect to four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to a fifth, related site, but

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES has not received any other communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean-up costs. The Company originally estimated that its share of the costs of the clean-up of one of these sites would be approximately $500,000 which is provided for in liabilities related to the discontinued products division in the accompanying consolidated balance sheets as of June 30, 1997 and 1996. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

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

     During the fourth quarter of fiscal 1997, the Company received $2.0 million in full settlement of a claim against its former insurance carrier, related to unreimbursed losses. This settlement was reflected as a reduction of selling, general and administrative costs in the accompanying statement of operations.

17.  RELATED PARTY TRANSACTIONS

     Prior to 1994, the Company entered into an agreement to purchase printer products from Genicom Corporation (Genicom). The Company and Genicom are under common ownership. The initial term of the agreement is for five years with an option to extend based on mutual agreement of the parties. Purchases from Genicom for the years ended June 30, 1997, 1996 and 1995 were approximately $472,000, $1,512,000 and $1,972,000, respectively. Accounts payable to Genicom amounted to approximately $30,000 and $14,000 as of June 30, 1997 and 1996, respectively.

     During the year ended June 30, 1996, the Company paid approximately $125,000 for expense reimbursements to certain shareholders for services rendered in connection with an acquisition in 1988. The amount was accrued for in prior years.

     In connection with the Company's financing of the BABSS acquisition on October 20, 1995, the Company issued subordinated debentures and redeemable preferred stock to certain related parties (see Notes 8 and 13).

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended 1997 and 1996:

                                                                  QUARTER ENDED
                                           -----------------------------------------------------------
                                                                                  MARCH
                                           SEPTEMBER 30,     DECEMBER 31,(1)       31,        JUNE 30,
                                           -------------     ---------------     --------     --------
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
Revenues.................................    $ 176,426          $ 191,253        $205,070     $213,201
Gross profit.............................       41,861             48,221          54,698       59,310
Net income...............................        5,455              4,954           9,507       11,168
Pro forma net income (loss) (Note 3).....       (2,306)            (2,813)          1,787        3,149
Pro forma earnings (loss) per share (Note
  3).....................................        (0.16)             (0.20)           0.13         0.22

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                                                                   QUARTER ENDED
                                           --------------------------------------------------------------
                                                                                  MARCH
                                           SEPTEMBER 30,      DECEMBER 31,         31,        JUNE 30,(2)
                                           -------------     ---------------     --------     -----------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996
Revenues.................................    $  46,791          $ 149,703        $172,673      $ 171,024
Gross profit.............................       15,524             38,224          42,711         41,416
Income before extraordinary item.........        4,386                638           5,842          9,923
Net income...............................        4,386                638           5,842          7,996

---------------
(1) Net income for the second quarter of 1997 includes a $3.4 million pre-tax charge for estimated future employee severance costs, and a $.9 million pre-tax charge for unutilized lease/contract losses, primarily associated with duplicate facilities to be closed in connection with the Memorex Telex acquisition (see Note 15).

(2) Net income for the fourth quarter of 1996 includes (a) a $3.4 million reversal of the previously recorded restructuring charge for unutilized leases (Note 15); and (b) a $1.5 million adjustment related to recoveries of previously reserved receivables.

                                  * * * * * *

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of DecisionOne Corporation:

     We have audited the accompanying consolidated balance sheets of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp.) and subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the related financial statement schedule listed in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DecisionOne Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, on May 29, 1997, DecisionOne Holdings Corp. completed a restructuring of the legal organization of certain of its subsidiaries. The Company's consolidated financial statements have been presented giving effect to the reorganization for all periods presented in a manner similar to a pooling of interests.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 15, 1997

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                           1997         1996
                                                                         --------     --------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................  $ 10,877     $  8,221
  Accounts receivable, net of allowances of $14,869 and $9,580.........   127,462       92,650
  Consumable parts, net of allowances of $17,889 and $19,537...........    34,518       29,770
  Prepaid expenses and other assets....................................     4,542        5,112
  Deferred tax asset...................................................     5,236        8,018
                                                                         --------     --------
          Total current assets.........................................   182,635      143,771
REPAIRABLE PARTS, Net of accumulated amortization of $154,555 and
  $105,462.............................................................   199,900      154,970
PROPERTY AND EQUIPMENT.................................................    34,227       32,430
INTANGIBLES............................................................   191,366      164,659
OTHER ASSETS...........................................................    14,977       18,680
                                                                         --------     --------
TOTAL ASSETS...........................................................  $623,105     $514,510
                                                                         ========     ========
                             LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt....................................  $  4,788     $  2,321
  Accounts payable and accrued expenses................................    95,516       89,564
  Deferred revenues....................................................    56,600       38,485
  Income taxes and other liabilities...................................     4,664          479
                                                                         --------     --------
          Total current liabilities....................................   161,568      130,849
REVOLVING CREDIT LOAN AND LONG-TERM DEBT...............................   232,721      188,582
OTHER LIABILITIES......................................................    13,928       14,286
SHAREHOLDERS' EQUITY:
  Common stock, no par value; one share authorized, issued and
     outstanding in 1997 and 1996......................................        --           --
  Additional paid-in capital...........................................   258,609      255,535
  Accumulated deficit..................................................   (42,432)     (73,516)
  Other................................................................    (1,289)      (1,226)
                                                                         --------     --------
          Total shareholder's equity...................................   214,888      180,793
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.............................  $623,105     $514,510
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               1997         1996         1995
                                                             --------     --------     --------
REVENUES...................................................  $785,950     $540,191     $163,020
COST OF REVENUES...........................................   581,860      402,316      113,483
                                                             --------     --------     --------
GROSS PROFIT...............................................   204,090      137,875       49,537
OPERATING EXPENSES:
  Selling, general and administrative expenses.............   112,870       72,829       21,982
  Amortization of intangibles..............................    23,470       15,673        6,776
                                                             --------     --------     --------
OPERATING INCOME...........................................    67,750       49,373       20,779
INTEREST EXPENSE, Net of interest income of $197 in 1997,
  $239 in 1996 and $53 in 1995.............................    14,698       14,714        2,468
                                                             --------     --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  (BENEFIT), DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEM.....................................................    53,052       34,659       18,311
PROVISION (BENEFIT) FOR INCOME TAXES.......................    21,968       13,870      (23,104)
                                                             --------     --------     --------
INCOME BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY
  ITEM.....................................................    31,084       20,789       41,415
DISCONTINUED OPERATIONS -- Income from operations of
  discontinued products division...........................                               1,113
                                                             --------     --------     --------
INCOME BEFORE EXTRAORDINARY ITEM...........................    31,084       20,789       42,528
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $1,284...........                  1,927
                                                             --------     --------     --------
NET INCOME.................................................  $ 31,084     $ 18,862     $ 42,528
                                                             ========     ========     ========
PRO FORMA INFORMATION (UNAUDITED):
  Net income before interest expense adjustment............  $ 31,084
  Interest expense adjustment, net of tax..................   (25,358)
                                                             --------
  Pro forma net income.....................................  $  5,726
                                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)

                                                                                           FOREIGN                      TOTAL
                                                              ADDITIONAL                  CURRENCY      PENSION     SHAREHOLDER'S
                                                               PAID-IN     ACCUMULATED   TRANSLATION   LIABILITY    (DEFICIENCY)
                                                               CAPITAL       DEFICIT     ADJUSTMENT    ADJUSTMENT      EQUITY
                                                              ----------   -----------   -----------   ----------   -------------
BALANCE, JUNE 30, 1994......................................   $114,883     $(134,906)      $ 457       $ (1,625)     $ (21,191)
  Net income................................................                   42,528                                    42,528
  Adjustment to pension liability...........................                                                 (80)           (80)
  Foreign currency translation adjustment...................                                  223                           223
  Contributed capital.......................................          8                                                       8
                                                               --------     ---------        ----        -------       --------
BALANCE, JUNE 30, 1995......................................    114,891       (92,378)        680         (1,705)        21,488
  Net income................................................                   18,862                                    18,862
  Adjustment to pension liability...........................                                                (143)          (143)
  Contributed capital.......................................    142,090                                                 142,090
  Foreign currency translation adjustment...................                                  (58)                          (58)
  Dividends declared........................................     (1,446)                                                 (1,446)
                                                               --------     ---------        ----        -------       --------
BALANCE, JUNE 30, 1996......................................    255,535       (73,516)        622         (1,848)       180,793
  Net income................................................                   31,084                                    31,084
  Adjustment to pension liability...........................                                                 (25)           (25)
  Foreign currency translation adjustment...................                                  (38)                          (38)
  Contributed capital.......................................      3,074                                                   3,074
                                                               --------     ---------        ----        -------       --------
BALANCE, JUNE 30, 1997......................................   $258,609     $ (42,432)      $ 584       $ (1,873)     $ 214,888
                                                               ========     =========        ====        =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               1997         1996         1995
                                                             ---------    ---------    --------
OPERATING ACTIVITIES:
  Net income...............................................  $  31,084    $  18,862    $ 42,528
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Income from discontinued operations...................                              (1,113)
     Depreciation..........................................     13,549        8,309       1,779
     Amortization of repairable parts......................     63,870       37,869       7,688
     Amortization of intangibles...........................     23,470       15,673       6,775
     Provision for losses on accounts receivable...........      7,849        3,434       1,930
     Provision for consumable parts obsolescence...........      2,554        1,171       1,995
     Extraordinary item....................................                   1,927
     Changes in operating assets and liabilities, net of
       effects from companies acquired, which provided
       (used) cash:
       Accounts receivable.................................    (38,365)      (1,900)     (8,836)
       Consumable parts....................................     (6,038)      (1,248)        931
       Accounts payable and accrued expenses...............      3,885          256      (1,171)
       Deferred revenues...................................    (25,427)     (33,928)      6,811
       Net changes in other assets and liabilities.........     12,543        1,469     (20,902)
                                                             ---------    ---------    --------
          Net cash provided by operating activities........     88,974       51,894      38,415
                                                             ---------    ---------    --------
INVESTING ACTIVITIES:
  Capital expenditures.....................................    (10,540)      (7,278)     (2,786)
  Repairable spare parts purchases, net....................    (86,446)     (63,514)    (12,154)
  Acquisitions of companies and contracts..................    (32,258)    (275,562)    (39,331)
                                                             ---------    ---------    --------
          Net cash used in investing activities............   (129,244)    (346,354)    (54,271)
                                                             ---------    ---------    --------
FINANCING ACTIVITIES:
  Capital contributions....................................        439      142,090
  Proceeds from issuance of subordinated debentures........                  30,000
  Payment of dividends.....................................                  (1,446)
  Payment of subordinated debentures.......................                 (30,000)
  Net proceeds from borrowings.............................     43,625      162,772      17,537
  Principal payments under capital leases..................     (1,075)      (3,423)
  Other....................................................        (63)          29
                                                             ---------    ---------    --------
          Net cash provided by financing activities........     42,926      300,022      17,537
                                                             ---------    ---------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................      2,656        5,562       1,681
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............      8,221        2,659         978
                                                             ---------    ---------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $  10,877    $   8,221    $  2,659
                                                             =========    =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Net cash paid during the year for:
     Interest..............................................  $  15,640    $  14,838    $  2,065
     Income taxes..........................................      8,381        5,344       1,009
  Noncash investing/financing activities:
     Issuance of seller notes in connection with
       acquisitions........................................      2,224          587       2,866
     Issuance of seller notes in exchange for repairable
       parts...............................................      1,855
     Repairable parts received in lieu of cash for accounts
       receivable..........................................      1,124

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1.  NATURE OF BUSINESS

     DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp., herein called "Holdings") and its wholly-owned subsidiaries (the "Company") are providers of multivendor computer maintenance and technology support services. The Company offers its customers a single-source, independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") solution for computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/ help desk services, network support and other technology support services. These services are provided by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals. In addition, the Company provides outsourcing services for OEMs, software publishers, system integrators and other independent service organizations. The Company delivers its services through an extensive field service organization of approximately 4,000 field technicians in over 150 service locations throughout North America and through strategic alliances in selected international markets.

     Through June 30, 1995, the Company's services predominantly involved the provision of maintenance services to the midrange computer market. On October 20, 1995, the Company acquired Bell Atlantic Business Systems Services, Inc. ("BABSS") (see Note 4). BABSS provided computer maintenance and technology support services for computer systems ranging from the data center, which includes both mainframe and midrange systems, to desk top. Subsequent to the acquisition, Holding's principal operating subsidiary, Decision Servcom, Inc., was merged into BABSS, which had changed its name to DecisionOne Corporation. As a result, DecisionOne Corporation is the principal operating subsidiary of the Holdings.

     On May 29, 1997, DecisionOne Holdings Corp. Holdings Corp. ("Holdings") completed a restructuring of the legal organization of its subsidiaries (the "Corporate Reorganization"). The Corporate Reorganization involved Holdings' contribution to DecisionOne Corporation of ownership interests in its subsidiaries, all of which were under Holdings' control (the "Contributed Subsidiaries"). The Corporate Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts of the Contributed Subsidiaries for all periods presented.

     The Company's wholly owned, direct international subsidiaries are not significant to the Company's consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of DecisionOne Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Pro Forma Information (Unaudited) -- The pro forma information included in the accompanying statement of operations and in Note 3 has been prepared to reflect the Company's and Holding's recapitalization and merger with Quaker Holding Co. ("Quaker") and related transactions as if these had occurred on July 1, 1996.

     Cash and Cash Equivalents -- Cash and cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash equivalents, consisting primarily of repurchase agreements with banks, are stated at cost, which approximates fair market value.

     Consumable Parts and Repairable Parts -- In order to provide maintenance and repair services to its customers, the Company is required to maintain significant levels of computer parts. These parts are classified as consumable parts or as repairable parts. Consumable parts, which are utilized during the repair process, are

                    DECISIONONE CORPORATION AND SUBSIDIARIES stated at cost, principally determined using the weighted average method, less an accumulated allowance for obsolescence and shrinkage. Consumable parts are reflected in cost of revenues during the period utilized.

     Repairable (rotable) parts, which can be refurbished and reused, are stated at original cost less accumulated amortization. Amortization of repairable parts is reflected in cost of revenues. Costs of refurbishing repairable parts are also included in cost of revenues as these costs are incurred. Amortization of repairable parts is based principally on the composite group method, using straight-line composite rates. Repairable parts generally have an economic life which corresponds to the normal life cycle of the related products, currently estimated to be three to five years.

     As consumable and repairable parts are retired, the weighted average gross amounts at which such parts have been carried are removed from the respective assets accounts, and charged to the accumulated allowance or accumulated amortization accounts, as applicable. Periodic revisions to amortization and allowance estimates are required, based upon the evaluation of several factors, including changes in product life cycles, usage levels and technology changes. Changes in these estimates are reflected on a prospective basis unless such changes result from an extraordinary retirement or from other events or circumstances which indicate that impairment may exist. Impairment is recognized when the net carrying value of the parts exceeds the estimated current and anticipated undiscounted net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the depreciable assets. Capitalized equipment leases and leasehold improvements are amortized over the shorter of the related lease terms or asset lives. Maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is charged to operations.

     Business and Contract Acquisitions -- Business and contract acquisitions have been accounted for as purchase transactions, with the purchase price of each acquisition allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. Consistent with the Company's parts retirement accounting methods, the gross value of parts acquired is generally stated at weighted average cost. Fair value adjustments, if any, are reflected as adjustments to the respective accumulated amortization or allowance accounts. The excess of the purchase price over identified net assets acquired is amortized, on a straight-line basis, over the expected period of future benefit (see Note 6).

     Typical contract acquisitions are comprised primarily of customer maintenance and support contracts of complementary entities, along with the accompanying consumable and repairable parts required to support these contracts and other identifiable intangibles, such as noncompete agreements. Liabilities assumed in business and contract acquisitions consist primarily of prepaid amounts related to multi-period customer maintenance and support contracts. These liabilities are recorded as deferred revenues at acquisition dates and are recognized as revenues when earned in accordance with the terms of the respective contracts.

     Intangible Assets -- Intangible assets are comprised of excess purchase price over the fair value of net assets acquired, acquired customer lists and other intangible assets, including the fair value of contractual profit participation rights and amounts assigned to noncompete agreements.

     Intangible assets, which arise principally from acquisitions, are generally amortized on a straight-line basis over their respective estimated useful lives (see Note 6). The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that these carrying values may not be recoverable within the amortization period. Impairment is recognized when the net carrying value of the intangible asset exceeds the estimated current and anticipated discounted future net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     Revenue -- The Company enters into maintenance contracts whereby it services various manufacturers' equipment. Revenues from these contracts are recognized ratably over the terms of such contracts. Prepaid revenues from multi-period contracts are recorded as deferred revenues and are recognized ratably over the term of the contracts.

     Revenues derived from the maintenance of equipment not under contract are recognized as the service is performed. Revenues derived from other technology support services are recognized as the service is performed or ratably over the term of the contract.

     Foreign Currency Translation -- Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

     Credit Risk -- Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across many industries.

     Fair Value of Financial Instruments -- The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

          Cash and Cash Equivalents, Accounts Receivable, and Accounts
     Payable -- The carrying amount of these items are a reasonable estimate of their fair value.

          Short-Term Debt and Long-Term Debt -- As more fully described in Note 8, under its revolving borrowing facility the Company incurs interest at variable rates based upon market conditions (i.e., based upon the prime rate or LIBOR). Rates applicable to other debt instruments, which consist primarily of short-term notes payable in connection with certain acquisitions, are comparable to those of similar instruments currently available to the Company. Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

     Discontinued Operations -- During fiscal 1993, in connection with the sale of its products division, the Company established estimated liabilities relating to the settlement of the remaining assets and liabilities of this division. In 1995, the Company revised its estimates as a result of settlement of these liabilities, and the consolidated statement of operations for 1995 reflects an increase in net income of $1,113,000 for the change in estimate.

     Derivative Financial Instruments -- Derivative financial instruments, which constitute interest rate swap agreements (see Note 8), are periodically used by the Company in the management of its variable interest rate exposure. Amounts to be paid or received under interest rate swap agreements are recognized as interest expense or interest income during the period in which these accrue. Gains realized, if any, on the early termination of interest rate swap contracts are deferred, to be recognized upon the termination of the related asset or liability or expiration of the original term of the swap contract, whichever is earlier. The Company does not hold any derivative financial instruments for trading purposes.

     Reclassifications -- Certain reclassifications have been made to the 1996 balances in order to conform with the 1997 presentation.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

3.  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

     On August 7, 1997, the Company and Holdings consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II. The merger, which will be recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Holdings and Quaker dated May 4, 1997. The accompanying historical consolidated financial statements do not include any adjustments with respect to the consummation of the merger.

     In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into Holdings, and the holders of approximately 94.7% of shares of Holdings common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings common stock outstanding immediately prior to the merger retained such shares in the merged Holdings, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Holdings common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility (see Note 8).

     In connection with the merger, Holdings raised $85 million through the public issuance of discount debentures, and the Company issued publicly-held subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the discount notes, subordinated notes and the initial borrowings under the new credit facility along with a loan of approximately $59.1 million from the Company to Holdings and the purchase of approximately $225 million of Holdings common stock by Quaker have been used to finance the payments of cash to cash-electing Holdings shareholders, to pay the holders of Holdings stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

     As a result of the merger, the Company and Holdings incurred various expenses, aggregating approximately $71 million on a pretax basis (approximately $64 million after related tax benefit), subject to adjustment, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. The Company will report this one-time charge during the first quarter of fiscal 1998. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs will be charged to expense over the terms of the related debt instruments.

     The following summarized unaudited pro forma information of the Company as of and for the year ended June 30, 1997 assumes that the merger had occurred on July 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1996 or which may result in the future.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                                                                                  (UNAUDITED)
                                                                                 (IN THOUSANDS)
PRO FORMA BALANCE SHEET INFORMATION:
Total assets...................................................................     $707,785
Long term indebtedness (including current portion).............................      641,376
Other liabilities..............................................................      170,708
Shareholders' (deficit)........................................................     (104,299)
PRO FORMA INCOME STATEMENT INFORMATION:
Revenues.......................................................................     $785,950
Operating income...............................................................       67,750
Income from continuing operations before income taxes..........................        9,772
Net income.....................................................................        5,726

     The pro forma net loss reflects a net increase in interest expense of approximately $43.3 million ($25.4 million after related pro forma tax effect), attributable to additional financing incurred in connection with the merger, net of repayment of the Company's existing revolving credit facility.

4.  BUSINESS AND CONTRACT ACQUISITIONS

     During the years ended June 30, 1997, 1996 and 1995, the Company acquired certain net assets of other service companies as follows (in thousands):

                                                                                                   EXCESS
                                                          CONSIDERATION                           PURCHASE
                                    ---------------------------------------------------------    PRICE OVER
                                                                        TOTAL                    FAIR VALUE
                                     NUMBER OF                         PURCHASE      OTHER      OF NET ASSETS
           YEARS ENDED              ACQUISITIONS     CASH     NOTES     PRICE     INTANGIBLES     ACQUIRED
----------------------------------  ------------   --------   ------   --------   -----------   -------------
Significant business acquisitions:
  June 30, 1995...................        1        $ 27,413   $2,094   $ 29,507     $15,600        $ 7,394
  June 30, 1996...................        1         250,549   250,549    72,581      60,533
Nonsignificant business or maintenance contract acquisitions:
  June 30, 1995...................        5           9,327      255      9,582       4,577          8,680
  June 30, 1996...................        5          14,853      578     15,431       6,522          6,318
  June 30, 1997...................        9          31,749    2,224     33,973         231         47,200

     On August 31, 1994, the Company purchased certain net assets and liabilities of IDEA/Servcom, Inc. for approximately $29,500,000. This acquisition was funded by cash and the issuance of a $2,600,000 noninterest-bearing note to the seller. See seller notes payable section of Note 8. The excess of asset purchase price over the fair value of net assets acquired at the date of purchase was approximately $7,400,000.

     On October 20, 1995, the Company acquired all of the outstanding common stock of BABSS, a subsidiary of Bell Atlantic Corporation ("BAC") for approximately $250,549,000. The acquisition was funded with the proceeds from the issuance of $30,000,000 of Series C preferred stock, $30,000,000 of subordinated debentures and the balance from additional bank borrowings (see Notes 8 and 13). The excess of asset purchase price over the fair value of net assets acquired at the date of purchase was initially recorded as approximately $58,796,000. Subsequent to the acquisition, the Company recorded a net adjustment increasing the initial amount by $1,737,000 and adjusted other balance sheet accounts principally by the same amount. This resulted from the adjustment and reclassification of certain tax accruals offset by favorable negotiations on certain leased facilities (see Note 7). As part of the acquisition, the Company purchased from BAC contractual profit participation rights whereby the Company will receive a fixed percentage of the annual operating profits (3.2% or 3.5%, depending upon the level of profits) earned by a former foreign affiliate of

                    DECISIONONE CORPORATION AND SUBSIDIARIES

BAC which provides computer maintenance and technology support services in Europe. The estimated value of the discounted estimated future cash flows over a twenty-year period from these contractual profit participation rights is $25,000,000.

     Included in nonsignificant maintenance contract acquisitions is the acquisition of substantially all of the contracts and related assets, including spare parts of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex"). Memorex Telex had filed a petition in bankruptcy in the United States Bankruptcy Court (the "Court") in the District of Delaware on October 15, 1996; the Court approved the sale to the Company on November 1, 1996. The adjusted purchase price was $52.7 million, comprised of the assumption of certain liabilities under contracts of the service business, which were valued at $28.3 million, and base cash consideration of approximately $24.4 million, after certain purchase price adjustments, excluding transaction and closing costs.

     The estimated fair market values of certain assets acquired, as well as liabilities assumed, are subject to further adjustment as additional information becomes available to the Company. During the third quarter of fiscal 1997, the Company recorded an adjustment increasing the deferred revenues assumed in the Memorex Telex acquisition by approximately $2,300,000, to revise the estimated fair value of certain contract liabilities of the business assumed by the Company.

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

                                                                     YEARS ENDED JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
    Revenues.......................................................  $697,676     $679,284
    Income from continuing operations before extraordinary item....    31,080       20,153
    Net income.....................................................    29,153       21,266

5.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Land and buildings.............................................  $  6,318     $  2,055
    Equipment......................................................    16,248       13,858
    Computer hardware and software.................................    35,030       27,277
    Furniture and fixtures.........................................     8,308        8,051
    Leasehold improvements.........................................     4,628        4,125
                                                                     --------     --------
                                                                       70,532       55,366
    Accumulated depreciation and amortization......................   (36,305)     (22,936)
                                                                     --------     --------
                                                                     $ 34,227     $ 32,430
                                                                     ========     ========

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     The principal lives (in years) used in determining depreciation and amortization rates of various assets are: buildings (20-40); equipment (3-10); computer hardware and software (3-5); furniture and fixtures (5-10) and leasehold improvements (term of related leases).

     Depreciation and amortization expense was approximately $13,549,000, $8,309,000 and $1,779,000 for the fiscal years ended 1997, 1996 and 1995, respectively.

6.  INTANGIBLES

     Intangibles consisted of the following:

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Excess purchase price over fair value of net assets acquired...  $130,548     $ 82,355
    Customer lists.................................................    64,688       64,758
    Contractual profit participation rights........................    25,000       25,000
    Noncompete agreements..........................................     4,631        4,500
    Other intangibles..............................................     9,131        7,671
                                                                     --------     --------
                                                                      233,998      184,284
    Accumulated amortization.......................................   (42,632)     (19,625)
                                                                     --------     --------
                                                                     $191,366     $164,659
                                                                     ========     ========

     The periods (in years) used in determining the amortization rates of intangible assets are: excess purchase price over fair value of net assets acquired (4-20); customer lists (3-8); contractual profit participation rights
(20); noncompete agreements (3-5) and other (1-6).

     Amortization expense relating to intangibles was approximately $23,470,000, $15,673,000 and $6,775,000, for the fiscal years ended 1997, 1996 and 1995, respectively.

7.  ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accounts payable.................................................  $55,723     $53,347
    Compensation and benefits........................................   22,706      22,115
    Interest.........................................................      563       1,505
    Unused leases....................................................      878       3,485
    Pension accrual..................................................    1,371       1,258
    Accrued accounting and legal fees................................    1,435       1,073
    Non-income taxes and other.......................................   12,840       6,781
                                                                        ------      ------
                                                                       $95,516     $89,564
                                                                        ======      ======

     Prior to 1994, the Company received $2,600,000 in tax bills (primarily interest) from the Internal Revenue Service ("IRS") related to claims for tax and interest for the years 1981 through 1987. The Company paid approximately $500,000 of the claims upon receipt of the bills. Although the Company disputed the tax bills, an IRS mandated payment of $828,000 was made in 1996. As of June 30, 1996, the

                    DECISIONONE CORPORATION AND SUBSIDIARIES

Company had an accrued liability of $1,883,000 related to this assessment. During fiscal 1997, the Company paid $1,729,000 in full settlement of these tax and interest bills.

     In connection with the acquisition of BABSS, which has been accounted for using the purchase method of accounting (see Note 4), the Company recorded approximately $11,000,000 in liabilities resulting from planned actions with respect to BABSS, which included the costs to exit certain leased facilities and to involuntarily terminate employees. The provision of approximately $3,500,000 for the costs to exit certain leased facilities principally relates to future lease payments on a warehouse in California which has been made idle. Approximately $4,000,000 was provided for severance and termination benefits of approximately 210 employees in the field, operations support, sales and administration. Approximately $3,000,000 was provided in connection with the exit plan for write-downs of spare parts and equipment at two California facilities which will not be utilized in future operations. The provision for various other charges of approximately $500,000 consisted of costs to complete the exit plan. As of June 30, 1996, the Company had settled all of these liabilities, except for the lease liabilities on idle facilities for which payments were scheduled to continue through 1999 (see Note 15). At June 30, 1997 and 1996 remaining amounts due under these leases were $0 and $1,200,000, respectively.

     As a result of successful negotiations of unutilized leased facilities, during 1996, the Company recorded a reduction of approximately $975,000 to both the provisions for leased facilities and excess purchase price over fair value of net assets acquired.

8.  REVOLVING CREDIT LOAN AND LONG-TERM DEBT

     Debt consists of the following:

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Revolving credit loans.........................................  $231,671     $186,400
    Seller noninterest-bearing notes payable.......................     2,922        2,118
    Seller note payable -- purchase spare parts....................     1,608
    Capitalized lease obligations, payable in varying installments at interest rates ranging from 7.25% to 13.01% at June 30,
      1997.........................................................     1,308        2,385
                                                                      -------      -------
                                                                      237,509      190,903
    Less current portion...........................................     4,788        2,321
                                                                      -------      -------
                                                                     $232,721     $188,582
                                                                      =======      =======

REVOLVING CREDIT LOANS

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

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     In April 1996, the Company completed an initial public offering. The Company used a portion of the proceeds to repay approximately $70 million of the 1995 Term Loan.

     Also in April 1996, the Company converted the 1995 Term Loan and the existing $30 million Revolving Credit Facility into a $225 million variable rate, unsecured revolving credit facility ("the 1996 Revolving Credit Facility"). During fiscal 1997, the 1996 Revolving Credit Facility commitment was increased to $300 million, in connection with the acquisition of certain contracts and assets. The 1996 Revolving Credit Facility is at floating interest rates, based either on the LIBOR or prime rate, in either case plus an Applicable Margin, at the Company's option. As of June 30, 1997, the applicable rate was LIBOR plus .75% or approximately 6.5%. The 1996 Revolving Credit Facility enables the Company to borrow up to $300 million in the form of revolving credit loans with a maturity date of April 26, 2001 and with interest periods determined principally on a quarterly basis. To offset the variable rate characteristics of the borrowings, the Company entered into interest rate swap agreements with two banks resulting in fixed interest rates of 5.4% on $40.0 million notional principal amount through December 1997 and 5.5% on another $40.0 million notional principal amount through December 1998.

     During fiscal 1997, the Company terminated these swap agreements, resulting in an insignificant gain which has been deferred to the first quarter of fiscal 1998.

     Under the terms of the 1996 Revolving Credit Facility, the Company may use up to $25,000,000 for letters of credit, subject to the limitation of $300,000,000 in total credit. As of June 30, 1997, letters of credit in the face amount of $3,067,000 were outstanding.

     The loan agreement relating to the 1996 Revolving Credit Facility contains various terms and covenants which provide for certain restrictions on the Company's indebtedness, liens, investments, disposition of assets and mergers and acquisitions and require the Company, among other things, to maintain minimum levels of consolidated net worth and certain minimum financial ratios. The borrower under the 1996 Revolving Credit Facility is DecisionOne Corporation. Repayment of the debt is guaranteed by the Company, Holdings and the Company's other subsidiaries except for its Canadian subsidiary.

     The Company's debt agreements and other agreements to which it is a party contain certain covenants restricting the payment of dividends on, or repurchases of, Holdings common stock.

     The Company had average borrowings of $221,069,000 and $172,065,000 during 1997 and 1996, respectively, at an average interest rate of 6.4% and 8.69%, respectively. Maximum borrowings during 1997 and 1996 were $243,350,000 and $268,748,000, respectively.

     Subsequent to June 30, 1997, in connection with the Company's and Holdings' merger with Quaker (see Note 3), the 1996 Revolving Credit Facility was repaid in full, including all interest due thereon. This refinancing was accomplished, in part, through the issuance of certain new debt instruments, consisting of senior discount notes, senior subordinated notes and a term loan/revolving credit facility which, in the aggregate, provide financing of approximately $810 million (including financing obtained by Holdings), subject to certain conditions. The new revolving credit facility provides the Company with $105 million of available financing, subject to a borrowing base, for working capital purposes subsequent to the merger.

     The Company's Canadian subsidiary has available a $1.5 million (Canadian) revolving line of credit agreement with a local financial institution. At June 30, 1997, approximately $471,000 (in U.S. dollars) was outstanding under this agreement. There were no amounts outstanding at June 30, 1996.

SELLER NOTES PAYABLE

     In connection with certain acquisitions (see Note 4), the Company issued noninterest-bearing notes, the principal of which is primarily due upon settlement of contingent portions of the acquisition purchase price within a specified period subsequent to closing, generally not exceeding one year from the acquisition date.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

Contingencies typically pertain to actual amounts of monthly maintenance contract revenues acquired and prepaid contract liabilities assumed in comparison to amounts estimated in acquisition agreements. The Company imputes interest, based upon market rates, for long-term, non-interest-bearing obligations.

     During 1997, the Company issued a secured note payable to the seller for the purchase of repairable parts in the original amount of $1,854,000. The note accrues interest at an interest rate of approximately 8%, and requires quarterly payments of principal and interest of approximately $273,000 until maturity in December 1998.

SUBORDINATED DEBENTURES

     In connection with the BABSS acquisition (see Note 4) on October 20, 1995, the Company issued and sold to Holdings principal shareholders, an aggregate $30,000,000 principal amount of 10.101% Debentures (the "Affiliate Notes") due on October 20, 2001. The Affiliate Notes were subordinated to the 1995 Term Loan and the revolving credit facility. Interest on the Affiliate Notes was payable semiannually on the last business day of June and December of each year commencing on December 31, 1995.

     In connection with the issuance of the debentures, Holdings issued 468,750 Common Stock Purchase Warrants (the "Warrants"). Each Warrant initially entitled the owner to buy one share of Common Stock for $0.10. The number of shares that can be purchased per Warrant steps up over 24 months in conjunction with the increasing conversion privilege applicable to the Preferred Stock such that, at the end of 24 months, each Warrant entitled the holder to buy approximately 1.21 shares of Common Stock at a price of $0.10 per share. The Warrants were exercisable from October 20, 1997 until October 20, 2001, provided that if Holdings had a public offering of its Common Stock meeting certain requirements before October 20, 1997, the Warrants became exercisable at the time of the public offering and the number of shares that could be purchased on exercise was fixed at that time and no longer increased in steps. The Warrants also became exercisable upon retirement of the Debentures. Each Warrant had an assigned value of $7.25333 which resulted in an original issue discount of $3,400,000 which was being amortized over the term of the Affiliate Notes. Upon consummation of Holdings initial public offering in April 1996, the Company was required to pay up to the total amount outstanding under the Affiliate Notes and, accordingly, the Company used $30,000,000 of the proceeds to retire the Affiliate Notes. As a result, in 1996 the Company recorded an extraordinary loss in the amount of $3,211,000, net of taxes of $1,284,000, due to the acceleration of the amortization of original issue discount.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

9.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                 YEARS ENDED JUNE 30,
                                                           --------------------------------
                                                            1997        1996         1995
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    Current:
      Federal............................................  $10,909     $ 2,892     $ 16,065
      State..............................................    3,616       1,595        4,599
      Foreign............................................    1,080         548       (1,272)
    Deferred:
      Federal............................................    6,460       8,945      (29,897)
      State..............................................       16         641       (3,617)
      Foreign............................................     (113)       (499)
    Benefit of operating loss carryforwards:
      Federal............................................                            (7,729)
      State..............................................                            (1,253)
      Foreign............................................                 (252)
                                                           -------     -------     --------
    Provision (benefit) for income taxes.................  $21,968     $13,870     $(23,104)
                                                           =======     =======     ========

     The tax effects of temporary differences consisted of the following:

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Gross deferred tax assets:
      Accounts receivable............................................  $ 4,771     $ 1,341
      Inventory......................................................    2,195       2,586
      Accrued expenses...............................................    7,000       6,378
      Unused leases..................................................      390
      Fixed assets...................................................                  299
      Intangibles....................................................    6,196       5,670
      Operating loss carryforwards...................................    4,868      14,252
      Tax credit carryforwards.......................................    1,670       1,170
                                                                       -------     -------
    Gross deferred tax assets........................................   27,090      31,696
    Gross deferred tax liabilities:
      Repairable spare parts.........................................   (8,918)     (7,273)
      Fixed assets...................................................     (108)
                                                                       -------     -------
    Gross deferred tax liabilities...................................   (9,026)     (7,273)
                                                                       -------     -------
    Net deferred tax asset...........................................  $18,064     $24,423
                                                                       =======     =======

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     Net operating loss and minimum tax credit carryforwards available at June 30, 1997 expire in the following years:

                                                                                 YEAR OF
                                                                                EXPIRATION
                                                                 AMOUNT         ----------
                                                             --------------
                                                             (IN THOUSANDS)
    Federal operating losses...............................     $ 12,877        2006-2008
    State operating losses.................................        8,669        1998-2008
    Investment tax credit..................................          134           2004
    Minimum tax credit.....................................        1,536        INDEFINITE

     As a result of the Company's initial public offering in April, 1996, an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for Federal income tax purposes, net operating loss and tax credit carryforwards arising prior to the ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $20.0 million per annum. In addition, the Company's merger with Quaker on August 7, 1997 (see Note 3) represents another such "ownership change" pursuant to Section
382. The Company estimates that the limitation on the use of tax loss carryforwards and other credits, for Federal income tax purposes, in any post-merger period will be reduced to approximately $9.0 million per annum.

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1997, 1996 and 1995 to income before income taxes, and the actual provision (benefit) for income taxes follows:

                                                                   1997     1996      1995
                                                                   ----     ----     ------
    Federal income tax provision at statutory tax rate...........  35.0%    35.0%      35.0%
    State income taxes, net of federal income tax provision......   5.0      4.6        3.5
    Foreign income taxes.........................................   0.4                (6.9)
    Unused lease credit..........................................                      (0.1)
    Benefit of operating loss carryforward.......................           (0.8)     (49.1)
    Change in valuation allowance................................           (1.4)    (108.9)
    Other........................................................   1.0      2.6        0.3
                                                                   ----     ----     ------
    Actual income tax provision (benefit) effective tax rate.....  41.4%    40.0%    (126.2)%
                                                                   ====     ====     ======

     The Company has recorded a deferred tax asset of $4,868,000 reflecting the benefit of federal and state net operating loss carryforwards, which expire in varying amounts between 1998 and 2008. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

     The valuation allowance for deferred tax assets as of July 1, 1994 was $44,160,000. The net changes in the valuation allowance for the years ended June 30, 1996 and 1995 were decreases of $686,000 and $43,474,000, respectively. Of these amounts, $252,000 and $8,982,000 resulted from the realization of net operating loss carryforwards. The remaining decrease of $434,000 and $34,492,000 for 1996 and 1995, respectively, resulted from the Company's expected future taxable income.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

10.  OTHER LIABILITIES

     Other (noncurrent) liabilities consisted of the following:

                                                                             JUNE 30,
                                                                       --------------------
                                                                         1997        1996
                                                                       --------    --------
                                                                          (IN THOUSANDS)
    Accrued severance and unutilized lease losses....................  $  4,532    $  2,227
    Other noncurrent liabilities.....................................     9,396      12,059
                                                                        -------     -------
                                                                       $ 13,928    $ 14,286
                                                                        =======     =======

     As more fully described in Note 15, accrued severance and unutilized lease losses represent remaining liabilities for estimated future employee severance costs and for lease/contract losses associated with duplicate facilities to be closed. These liabilities were recorded by the Company in connection with the Memorex Telex and BABSS acquisitions in November 1996 and October 1995, respectively.

     Other noncurrent liabilities include deferred operating lease liabilities related to scheduled rent increases, recorded in accordance with the provisions of SFAS No. 13, Accounting for Leases. Also included in other noncurrent liabilities are provisions relating to various tax matters.

11.  LEASE COMMITMENTS

     The Company conducts its operations primarily from leased warehouses and office facilities and uses certain computer, data processing and other equipment under operating lease agreements expiring on various dates through 2005. The future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year for the five years succeeding June 30, 1997 and thereafter are as follows (in thousands):

        1998...............................................................  $18,415
        1999...............................................................   15,224
        2000...............................................................   11,406
        2001...............................................................    5,815
        2002...............................................................    2,879
        Thereafter.........................................................    4,757
                                                                             -------
                                                                             $58,496
                                                                             =======

     Rental expense amounted to approximately $17,367,000, $13,149,000 and $5,878,000, for the fiscal years ended 1997, 1996 and 1995, respectively.

12.  RETIREMENT PLANS

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

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     Pension expense for the defined benefit pension plan was computed as follows:

                                                                   YEARS ENDED JUNE 30,
                                                                 -------------------------
                                                                 1997      1996      1995
                                                                 -----     -----     -----
                                                                      (IN THOUSANDS)
    Interest cost..............................................  $ 521     $ 495     $ 482
    Actual return on plan assets...............................   (409)     (449)     (312)
    Net amortization and deferral..............................      9        72       (42)
                                                                 -----     -----     -----
    Periodic pension costs.....................................  $ 121     $ 118     $ 128
                                                                 =====     =====     =====

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and the expected long-term rate of return on assets was 8.5% for 1997, 1996 and 1995.

     The following table sets forth the funded status of the frozen pension plan as of May 1, 1997 and 1996:

                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accumulated benefits (100% vested)...............................  $ 7,290     $ 7,116
    Fair value of plan assets........................................    6,128       5,800
                                                                       -------     -------
              Unfunded projected benefit obligation..................    1,162       1,316
    Unrecognized net loss............................................    1,873       1,848
    Unrecognized net transition obligation...........................      470         504
    Adjustment to recognized minimum liability.......................   (2,343)     (2,352)
                                                                       -------     -------
    Accrued pension costs............................................  $ 1,162     $ 1,316
                                                                       =======     =======

13.  EMPLOYEE SEVERANCE AND UNUTILIZED LEASE COSTS

     During the second quarter of fiscal 1997, in connection with the Memorex Telex acquisition (see Note 4), the Company recorded a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses ("exit costs"), primarily associated with duplicate facilities to be closed. The $3.4 million charge, recorded in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 1997.

     In the second quarter of fiscal 1996, in connection with the acquisition of BABSS, the Company recorded pre-tax charges for exit costs of $6.9 million, and estimated future employee severance costs of $0.1 million. During the fourth quarter of fiscal 1996, the Company reversed $3.4 million of these employee severance and exit cost liabilities. The reversal was primarily the result of the Company's ability to utilize and sublease various facilities identified in the original $7.0 million combined liability. Such information was unknown to the Company when the original liability was recorded.

     See Note 10 for further information regarding accrued severance and unutilized lease losses.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect to four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to a fifth, related site, but

                    DECISIONONE CORPORATION AND SUBSIDIARIES has not received any other communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean-up costs. The Company originally estimated that its share of the costs of the clean-up of one of these sites would be approximately $500,000 which is provided for in liabilities related to the discontinued products division in the accompanying consolidated balance sheets as of June 30, 1997 and 1996. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

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

     During the fourth quarter of fiscal 1997, the Company received $2.0 million in full settlement of a claim against its former insurance carrier, related to unreimbursed losses. This settlement was reflected as a reduction of selling, general and administrative costs in the accompanying statement of operations.

15.  RELATED PARTY TRANSACTIONS

     Prior to 1994, the Company entered into an agreement to purchase printer products from Genicom Corporation (Genicom). The Company and Genicom are under common ownership. The initial term of the agreement is for five years with an option to extend based on mutual agreement of the parties. Purchases from Genicom for the years ended June 30, 1997, 1996 and 1995 were approximately $472,000, $1,512,000 and $1,972,000, respectively. Accounts payable to Genicom amounted to approximately $30,000 and $14,000 as of June 30, 1997 and 1996, respectively.

     During the year ended June 30, 1996, the Company paid approximately $125,000 for expense reimbursements to certain shareholders for services rendered in connection with an acquisition in 1988. The amount was accrued for in prior years.

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                             (PARENT COMPANY ONLY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         JUNE 30,     JUNE 30,
                                                                           1997         1996
                                                                         --------     --------
ASSETS
  Investment in equity of subsidiaries.................................  $214,888     $180,793
                                                                         --------     --------
Total assets...........................................................  $214,888     $180,793
                                                                         ========     ========
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value; authorized 5,000,000 shares; none outstanding
  Common stock, $.01 par value -- authorized, 100,000,000 shares;
     issued and outstanding 27,817,832 shares in 1997 and 27,340,288
     shares in 1996....................................................  $    278     $    273
  Additional paid-in capital...........................................   258,331      255,262
  Accumulated deficit..................................................   (42,432)     (73,516)
  Foreign currency translation adjustment..............................       584          622
  Pension liability adjustment.........................................    (1,873)      (1,848)
                                                                         --------     --------
Total shareholders' equity.............................................  $214,888     $180,793
                                                                         ========     ========

                  See note to condensed financial information.

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                                    YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Equity in net income of subsidiaries.......................  $ 31,084     $ 18,862     $ 42,528
                                                             --------     --------     --------
Net income.................................................  $ 31,084     $ 18,862     $ 42,528
                                                             ========     ========     ========

                  See note to condensed financial information.

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                                       YEARS ENDED JUNE 30
                                                                 --------------------------------
                                                                   1997        1996        1995
                                                                 --------    ---------    -------
Operating Activities:
  Net income..................................................   $ 31,084    $  18,862    $42,528
  Adjustment to reconcile net income to net cash provided by
     operating activities.....................................    (31,084)     (17,416)   (42,528)
                                                                 --------    ---------    --------
       Net cash provided by operating activities..............         --        1,446         --
                                                                 --------    ---------    --------
Investing Activities -- contribution to capital of
  subsidiaries................................................       (439)    (142,090)        --
                                                                 --------    ---------    --------
Financing Activities:
  Proceeds from issuance of preferred stock                                     31,392
  Proceeds from issuance of common stock and warrants.........        439      110,698
  Dividends paid on preferred stock...........................                  (1,446)
                                                                 --------    ---------    --------
       Net cash provided by financing activities..............        439      140,644         --
                                                                 --------    ---------    --------
  Net Change in Cash..........................................   $     --    $            $    --
                                                                 ========    =========    ========

                  See note to condensed financial information.

                                                                      SCHEDULE 1

                           DECISIONONE HOLDINGS CORP.

             NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

1.  BASIS OF PRESENTATION

     The accompanying condensed financial statements include the accounts of DecisionOne Holdings Corp. (the Parent) and on an equity basis its subsidiaries and should be read in conjunction with the consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") and the notes thereto.

                                  SCHEDULE II

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                            DECISIONONE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                -------------------------
                                BALANCE AT      CHARGES TO     CHARGES TO                          BALANCE AT
                               BEGINNING OF     CORP. AND        OTHER                               END OF
         DESCRIPTION              PERIOD         EXPENSES       ACCOUNTS         DEDUCTIONS          PERIOD
------------------------------ ------------     ----------     ----------        ----------        ----------
Year Ended June 30, 1995:
Accounts Receivable --
  Allowance for uncollectable
     accounts.................   $  1,461         $1,930        $  3,225                            $  6,616
Consumable parts --
  Allowance for
     Obsolescence.............   $  8,370         $1,995        $  1,423(b)                         $ 11,788
Year Ended June 30, 1996:
Allowance for uncollectable
  accounts....................   $  6,616                       $  3,434          $   (470)(a)      $  9,580
Consumable parts --
  Allowance for
     Obsolescence.............   $ 11,788         $1,171        $ 10,193(b)       $ (3,615)         $ 19,537
Year Ended June 30, 1997:
Accounts Receivable --
Allowance for Uncollectable
  Accounts....................   $  9,580         $7,848        $  1,593(b)       $ (4,152)(a)      $ 14,869
Consumable parts --
Allowance for Obsolescence....   $ 19,537         $2,554        $  3,849(b)       $ (8,051)         $ 17,889

---------------
(a) Amount primarily represents net recoveries (write-offs) during the year.

(b) Amount primarily represents allowance recorded as a result of acquisitions during the year.

                           DECISIONONE HOLDINGS CORP.
                                 EXHIBIT INDEX

EXHIBIT
  NO.                                         DESCRIPTION
--------  -----------------------------------------------------------------------------------
 4.3      Specimen of the Company's 11 1/2% Senior Discount Debenture due 2008 (included in
          Exhibit 4.4)
 4.4      11 1/2% Senior Discount Debenture Indenture dated as of August 7, 1997 by and between Quaker Holding Co. and State Street Bank and Trust as Trustee
 4.5      Form of Warrant (included in Exhibit 4.6)
 4.6      Form of Warrant Agreement dated as of August 7, 1997 between Quaker Holding Co. and
          State Street Bank and Trust as Warrant Agent
 4.7      Debenture Agreement dated as of August 7, 1997 between the Company and State Street
          Bank and Trust as Trustee (included in Exhibit 4.4)
 4.8*     Warrant Assumption dated as of August 7, 1997 between the Company and State Street
          Bank and Trust as Warrant Agent (included in Exhibit 4.6)
10.1+     Management Incentive Plan
10.2+     Direct Investment Program
10.3      (intentionally omitted)
10.4      U.S.$575,000,000 Credit Agreement dated as of August 7, 1997 by and among
          DecisionOne Corporation, various financial institutions, DLJ Capital Funding Inc.
          (as Syndication Agent), NationsBank of Texas, N.A. (as Administrative Agent) and
          BankBoston, N.A. (as Documentation Agent)
10.20     Intercompany Note made by the Company in favor of DecisionOne Corporation dated as of August 7, 1997
12        Computation of Ratios of Earnings to Fixed Charges(5)
23        Consent of Deloitte & Touche LLP
27        Financial Data Schedule