Form 10-K405/A
period 1997-06-30
DECISIONONE HOLDINGS CORP
filed 1997-10-08
CIK 1007588

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A1


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     This amendment to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K") amends and modifies the financial statements and supplementary data for DecisionOne Holdings Corp. and DecisionOne Corporation listed in Item 14 which are attached hereto and made a part hereof.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES



     This amendment to the 1997 Form 10-K amends and modifies the 1997 Form 10-K to reflect the filing of Exhibits 10.3, 10.21 and 10.22.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania on October 8, 1997.


                                          DECISIONONE HOLDINGS CORP.


                                          By:   /s/ THOMAS J. FITZPATRICK

                                            ------------------------------------

                                                   Thomas J. Fitzpatrick


                                                     Vice President and


                                                  Chief Financial Officer

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


     In connection with the merger, the Company raised $85 million through the public issuance of discount debentures, in addition to publicly issued subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the discount notes, subordinated notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Company common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.


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


                                                                                  (UNAUDITED)
                                                                                 (IN THOUSANDS
                                                                                EXCEPT PER SHARE
                                                                                    AMOUNTS)
PRO FORMA BALANCE SHEET INFORMATION:
Total assets..................................................................      $652,085
Long term indebtedness (including current portion)............................       724,500
Other liabilities.............................................................       170,708
Shareholders' (deficit).......................................................      (243,123)
PRO FORMA INCOME STATEMENT INFORMATION:
Revenues......................................................................      $785,950
Operating income..............................................................        67,750
Loss from continuing operations before income tax benefit.....................          (312)
Net loss......................................................................          (183)
Loss per common share.........................................................      $  (0.01)
Weighted average common and common equivalent shares outstanding..............        14,200


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

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

8.  REVOLVING CREDIT LOAN AND LONG-TERM DEBT

     Debt consists of the following:


                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Revolving credit loans.........................................  $231,671     $186,400
    Seller noninterest-bearing notes payable.......................     2,922        2,118
    Seller note payable -- purchase of spare parts.................     1,608
    Capitalized lease obligations, payable in varying installments at interest rates ranging from 7.25% to 13.01% at June 30,
      1997.........................................................     1,308        2,385
                                                                      -------      -------
                                                                      237,509      190,903
    Less current portion...........................................     4,788        2,321
                                                                      -------      -------
                                                                     $232,721     $188,582
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

                                                                                  1997
                                                                                 -------
    Pro forma net loss -- as reported..........................................  $  (183)
    Pro forma net loss -- as adjusted..........................................  $(2,741)
    Pro forma loss per share -- as reported....................................  $ (0.01)
    Pro forma loss per share -- as adjusted....................................  $ (0.19)

     The fair value of options was estimated using the Black-Scholes option pricing model based on the following assumptions:


                                                                                        EXPECTED LIVES
                                    RISK-FREE INTEREST RATE     EXPECTED VOLATILITY          (YRS)
                                    ------------------------    --------------------    ---------------
        Grants issued in 1996...          5.85%-6.85%                  26.9%                  10
        Grants issued in 1997...             6.47%                     26.5%                  10


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

Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 15, 1997

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                           1997         1996
                                                                         --------     --------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................  $ 10,877     $  8,221
  Accounts receivable, net of allowances of $14,869 and $9,580.........   127,462       92,650
  Consumable parts, net of allowances of $17,889 and $19,537...........    34,518       29,770
  Prepaid expenses and other assets....................................     4,542        5,112
  Deferred tax asset...................................................     5,236        8,018
                                                                         --------     --------
          Total current assets.........................................   182,635      143,771
REPAIRABLE PARTS, Net of accumulated amortization of $154,555 and
  $105,462.............................................................   199,900      154,970
PROPERTY AND EQUIPMENT.................................................    34,227       32,430
INTANGIBLES............................................................   191,366      164,659
OTHER ASSETS...........................................................    14,977       18,680
                                                                         --------     --------
TOTAL ASSETS...........................................................  $623,105     $514,510
                                                                         ========     ========
                             LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt....................................  $  4,788     $  2,321
  Accounts payable and accrued expenses................................    95,516       89,564
  Deferred revenues....................................................    56,600       38,485
  Income taxes and other liabilities...................................     4,664          479
                                                                         --------     --------
          Total current liabilities....................................   161,568      130,849
REVOLVING CREDIT LOAN AND LONG-TERM DEBT...............................   232,721      188,582
OTHER LIABILITIES......................................................    13,928       14,286
SHAREHOLDER'S EQUITY:
  Common stock, no par value; one share authorized, issued and
     outstanding in 1997 and 1996......................................        --           --
  Additional paid-in capital...........................................   258,609      255,535
  Accumulated deficit..................................................   (42,432)     (73,516)
  Other................................................................    (1,289)      (1,226)
                                                                         --------     --------
          Total shareholder's equity...................................   214,888      180,793
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.............................  $623,105     $514,510
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


     On May 29, 1997, Holdings completed a restructuring of the legal organization of its subsidiaries (the "Corporate Reorganization"). The Corporate Reorganization involved Holdings' contribution to DecisionOne Corporation of ownership interests in its subsidiaries, all of which were under Holdings' control (the "Contributed Subsidiaries"). The Corporate Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts of the Contributed Subsidiaries for all periods presented.


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


     In connection with the merger, Holdings raised $85 million through the public issuance of discount debentures, and the Company issued publicly held subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the discount notes, subordinated notes and the initial borrowings under the new credit facility along with a loan of approximately $59.1 million from the Company to Holdings and the purchase of approximately $225 million of Holdings common stock by Quaker have been used to finance the payments of cash to cash-electing Holdings shareholders, to pay the holders of Holdings stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.


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

8.  REVOLVING CREDIT LOAN AND LONG-TERM DEBT

     Debt consists of the following:


                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Revolving credit loans.........................................  $231,671     $186,400
    Seller noninterest-bearing notes payable.......................     2,922        2,118
    Seller note payable -- purchase of spare parts.................     1,608
    Capitalized lease obligations, payable in varying installments at interest rates ranging from 7.25% to 13.01% at June 30,
      1997.........................................................     1,308        2,385
                                                                      -------      -------
                                                                      237,509      190,903
    Less current portion...........................................     4,788        2,321
                                                                      -------      -------
                                                                     $232,721     $188,582
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

                                EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION                            PAGE
-------        ---------------------------------------               ----

10.3           Investors' Agreement dated as of August 7, 1997
10.21+         Form of Purchase Agreement dated as of August 7, 1997
10.22+         Form of Option Agreement dated as of august 7, 1997
23             Consent of Deloitte & Touche LLP
