Form 10-Q
period 1997-09-30
DECISIONONE HOLDINGS CORP
filed 1997-11-14
CIK 1007588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
           [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period ended

                           DECISIONONE HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

                         Commission File Number 0-28090

              Delaware                                13-3435409
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

                             DECISIONONE CORPORATION
             (Exact name of registrant as specified in its charter)

                        Commission File Number 333-28411

              Delaware                                23-2328680
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

   50 East Swedesford Road, Frazer, Pennsylvania         19355
     (Address of principal executive offices)          (Zip Code)

Registrants' telephone number, including area code (610) 296-6000

Indicate by check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject of such filing requirements for the past 90 days. Yes [ ] No [X]

As of October 22, 1997, 12,503,326 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation was outstanding.

DecisionOne Corporation meets the conditions set forth in General Instruction H(1) of form 10-Q and is therefore filing this form with the reduced disclosure format.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                                       AND
                    DECISIONONE CORPORATION AND SUBSIDIARIES

                           FORM 10-Q NOVEMBER 14, 1997

                                    CONTENTS
                                    --------
                                                                        Page No.
                                                                        --------
PART I.      FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements of DecisionOne Holdings Corp:

                 Condensed Consolidated Balance Sheets -
                 September 30, 1997 and June 30, 1997
                 (unaudited)                                               2

                 Condensed Consolidated Statements of
                 Operations - Three Months Ended
                 September 30, 1997 and 1996 (unaudited)                   3

                 Condensed Consolidated Statements of
                 Cash Flows - Three Months Ended
                 September 30, 1997 and 1996 (unaudited)                   4

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                                    5


                 Condensed Consolidated Financial Statements of DecisionOne Corporation:

                 Condensed Consolidated Balance Sheets -
                 September 30, 1997 and June 30, 1997
                 (unaudited)                                               9

                 Condensed Consolidated Statements of
                 Operations - Three Months Ended September 30,
                 1997 and 1996 (unaudited)                                10

                 Condensed Consolidated Statements of
                 Cash Flows - Three Months Ended September 30,
                 1997 and 1996 (unaudited)                                11

                 Notes to Condensed Consolidated
                 Financial Statements (unaudited)                         12

      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                               15


PART II.     OTHER INFORMATION                                            26

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  SEPTEMBER 30,     JUNE 30,
ASSETS                                                                                1997            1997
                                                                                  ------------     ---------
Current Assets:
  Cash and cash equivalents                                                         $  10,811      $  10,877
  Accounts receivable, net of allowances of $10,854 and $14,869                       140,034        127,462
  Consumable parts, net of allowances of $13,941 and $15,976                           27,944         29,052
  Other                                                                                17,547          9,778
                                                                                    ---------      ---------
     Total current assets                                                             196,336        177,169


Repairable Parts, Net of Accumulated Amortization of $156,288 and $156,468            207,875        205,366
Intangibles, Net of Accumulated Amortization of $49,049 and $42,632                   184,329        191,366
Property and Equipment, Net of Accumulated Depreciation
          of $42,249 and $36,305                                                       33,378         34,227
Other                                                                                  40,563         14,977
                                                                                    ---------      ---------

Total Assets                                                                        $ 662,481      $ 623,105
                                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt                                                 $   9,987      $   4,788
  Accounts payable and accrued expenses                                                97,194         96,516
  Deferred revenues                                                                    58,251         56,600
  Other                                                                                 8,774         11,513
                                                                                    ---------      ---------
     Total current liabilities                                                        174,206        169,417

Revolving Credit Loan and Long-term Debt                                              717,843        232,721

Other Liabilities                                                                       5,077          6,079

Shareholders' Equity (Deficiency):

  Preferred stock, no par value; authorized 5,000,000 shares;  none outstanding
  Common stock, $.01 par value, authorized 100,000,000 shares;
     issued and outstanding 12,499,978 and 27,817,832 shares                              125            278
  Additional paid-in capital                                                         (133,422)       258,331
  Accumulated deficit                                                                (100,059)       (42,432)
  Other                                                                                (1,289)        (1,289)
                                                                                    ---------      ---------

     Total Shareholders' Equity (Deficiency)                                         (234,645)       214,888
                                                                                    ---------      ---------

Total Liabilities and Shareholders' Equity (Deficiency)                             $ 662,481      $ 623,105
                                                                                    =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       -------------------------
                                                          1997           1996
                                                       ---------      ----------
Revenues                                               $ 202,264      $ 176,426

Cost of Revenues                                         157,445        134,565
                                                       ---------      ---------

Gross Profit                                              44,819         41,861

Operating Expenses:
  Selling, general and administrative expenses            26,922         24,269
  Merger expenses                                         69,046           --
  Amortization of intangibles                              6,521          4,919
                                                       ---------      ---------
     Total operating expenses                            102,489         29,188

                                                       ---------      ---------
Operating Income (Loss)                                  (57,670)        12,673

Interest expense, Net of Interest Income                  11,733          3,268
                                                       ---------      ---------

Income (Loss) Before Income Taxes                        (69,403)         9,405

Provision (Benefit) for Income Taxes                     (11,776)         3,950
                                                       ---------      ---------

Net Income (Loss)                                      $ (57,627)     $   5,455
                                                       =========      =========


Pro forma  Information:
     Pro forma Net Income                              $   1,237

     Pro forma Net Income Per Common Share             $    0.09

Pro forma Weighted Average Number of Common Shares
 and Equivalent Shares Outstanding                        14,200


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         -----------------------
                                                                                            1997          1996
                                                                                         ---------      --------
Operating Activities:

    Net income (loss)                                                                    $ (57,627)     $  5,455

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Amortization of repairable parts                                                  18,425        14,195
          Amortization of intangibles                                                        6,521         4,919
          Depreciation                                                                       3,987         2,997
          Changes in assets and liabilities, net of effects of business acquisitions       (24,707)      (20,843)
                                                                                         ---------      --------

          Net cash provided by (used in) operating activities                              (53,401)        6,723

Investing Activities:

      Business acquistions                                                                    --          (1,566)
      Capital expenditures, net of retirements                                              (3,138)       (2,055)
      Repairable spare parts purchases, net                                                (20,526)      (17,035)
                                                                                         ---------      --------

          Net cash used in investing activities                                            (23,664)      (20,656)

Financing Activities:

      Proceeds from issuance of common stock                                               228,622            97
      Cash paid to redeem common stock                                                    (609,391)         --
      Cash paid to cancel common stock warrants                                            (12,158)         --
      Issuance of common stock warrants                                                      1,880          --
      Net proceeds from borrowings                                                         468,071        15,035
      Net principal payments under capital leases                                              (25)         (394)
                                                                                         ---------      --------

          Net cash provided by financing activities                                         76,999        14,738

    Effect of exchange rates on cash                                                          --               2
                                                                                         ---------      --------

Net change in cash and cash equivalents                                                        (66)          807

Cash and cash equivalents beginning of period                                               10,877         8,221
                                                                                         ---------      --------

Cash and cash equivalents end of period                                                  $  10,811      $  9,028
                                                                                         =========      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996)
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1997 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three-month periods ended September 30, 1997 and 1996 are not necessarily indicative of operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited historical consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended.

Certain reclassifications have been made to the June 30, 1997 balances in order to conform with the September 30, 1997 presentation.

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128, which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as disclosures including a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share, which will approximate the Company's currently-reported pro forma net income per common share, includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

SFAS 128 is effective for interim and annual financial reporting periods ending after December 15, 1997, and early adoption is not permitted. When adopted by the Company, as required, for the fiscal quarter ending December 31, 1997, all prior quarters' pro forma net income (loss) per share information will be required to be restated on a comparable basis.

Assuming that SFAS 128 had been implemented, supplemental pro forma basic net income per share would have been $0.10 for the three month period ended September 30, 1997. Under SFAS 128, supplemental pro forma diluted earnings per share would not have differed from pro forma earnings per common share for the period presented in the accompanying unaudited condensed consolidated statements of operations.

NOTE 3: MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company consummated a merger with Quaker Holding Co. (Quaker), an affiliate of DLJ Merchant Banking Partners II, L.P.. The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an agreement and Plan of Merger (the "Merger Agreement") between the Company and Quaker dated May 4, 1997.

In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Company common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of there shares. Holders of approximately 5.3% of shares of Company common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Company common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility.

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

As a result of the merger, the Company incurred various expenses, totaling $69 million on a pre-tax basis, in connection with consummating the merger. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. The capitalized debt issuance costs are amortized to expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information as of June 30, 1997 and for the three month period ended September 30, 1997, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.

                                                             (IN THOUSANDS)
PRO FORMA BALANCE SHEET INFORMATION:                         JUNE 30, 1997
                                                             -------------
Total Assets .............................................     $ 652,085
Long Term Indebtedness (including current portion) .......       724,500
Other Liabilities ........................................       170,708
Shareholders (deficiency) ................................      (243,123)

                                                                       IN THOUSANDS EXCEPT PER
                                                                             SHARE AMOUNTS
                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
PRO FORMA INCOME STATEMENT INFORMATION:                                          1997
                                                                              ---------
Revenues ...........................................................          $ 202,264
Operating Income ...................................................             11,376
Loss from Continuing Operations before Income Tax Benefit ..........             (5,467)
Net Income .........................................................              1,237
Net income per Common Share ........................................          $    0.09
Weighted Average Common and Common Equivalent Shares outstanding ...             14,200

The pro forma net income for the three-month period ended September 30, 1997 reflects (1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69 million and (3) the net tax expense related to these adjustments of approximately $5.1 million, calculated at an effective rate of approximately 123%, including the effects of valuation allowances against certain deferred tax assets (see Note
4).

Pro forma weighted average common and common equivalent shares outstanding includes 12,499,978 common stock shares outstanding immediately subsequent to the merger on August 7, 1997 and dilutive common stock warrants and stock options (convertible into 281,960 and 1,418,530 shares of common stock, respectively) issued in connection with or immediately subsequent to the merger.

NOTE 4:  INCOME TAXES

The Company expects that the Merger will result in significant additional tax loss carryforwards arising in fiscal 1998, due principally to $69.0 million of non-recurring expenses incurred in consummating the Merger (see Note 3). Net anticipated tax benefits and corresponding net deferred tax assets of approximately $11.3 million attributable to the Merger have been fully reflected in the three-month period ended September 30, 1997. For financial reporting purposes, the anticipated net deferred tax assets have been limited due primarily to the length of the period during which the anticipated tax benefits are expected to be realized.

The Company expects that its tax provision in future periods will reflect effective tax rates significantly greater than enacted statutory tax rates and the effective tax rate of 41.4% for fiscal 1997. Quarterly effective tax rates in excess of 100% are currently anticipated during fiscal 1998, principally as a result of unrecognized tax benefits on newly-arising net deferred tax assets, due primarily to the length of the period during which associated tax benefits are expected to be realized. Future effective tax rates may be subject to significant volatility as a result of differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              SEPTEMBER 30,    JUNE 30,
ASSETS                                                                            1997           1997
                                                                              ------------     ---------
Current Assets:
  Cash and cash equivalents                                                     $   6,651      $  10,877
  Accounts receivable, net of allowances of $10,854 and $14,869                   139,534        127,462
  Consumable parts, net of allowances of $13,941 and $15,976                       27,944         29,052
  Other                                                                            17,973          9,778
                                                                                ---------      ---------
     Total current assets                                                         192,102        177,169


Repairable Parts, Net of Accumulated Amortization  of $156,288 and $156,468       207,875        205,366
Intangibles, Net of Accumulated Amortization of $49,049 and $42,632               184,329        191,366
Property and Equipment, Net of Accumulated Depreciation
          of $42,249 and $36,305                                                   33,378         34,227
Loan receivable from parent company                                                59,100           --
Other                                                                              46,908         14,977
                                                                                ---------      ---------

Total Assets                                                                    $ 723,692      $ 623,105
                                                                                =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt                                             $   9,987      $   4,788
  Accounts payable and accrued expenses                                            93,673         96,516
  Deferred revenues                                                                58,251         56,600
  Other                                                                            12,723         11,513
                                                                                ---------      ---------
     Total current liabilities                                                    174,634        169,417

Revolving Credit Loan and Long-term Debt                                          632,543        232,721

Other Liabilities                                                                   5,077          6,079

Shareholder's Equity (Deficiency):

  Common stock, no par value; one share authorized, issued
     and outstanding in 1997 and 1996                                                --             --
  Additional paid-in capital                                                       12,276        258,609
  Accumulated deficit                                                             (99,549)       (42,432)
  Other                                                                            (1,289)        (1,289)
                                                                                ---------      ---------

     Total Shareholder's Equity (Deficiency)                                      (88,562)       214,888
                                                                                ---------      ---------

Total Liabilities and Shareholder's Equity (Deficiency)                         $ 723,692      $ 623,105
                                                                                =========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   ------------------------
                                                     1997           1996
                                                   ---------      ---------
Revenues                                           $ 202,264      $ 176,426

Cost of Revenues                                     157,445        134,565
                                                   ---------      ---------

Gross Profit                                          44,819         41,861

Operating Expenses:
  Selling, general and administrative expenses        26,922         24,269
  Merger expenses                                     69,046           --
  Amortization of intangibles                          6,521          4,919
                                                   ---------      ---------
     Total operating expenses                        102,489         29,188

                                                   ---------      ---------
Operating Income (Loss)                              (57,670)        12,673

Interest expense, Net of Interest Income               9,909          3,268
                                                   ---------      ---------

Income (Loss) Before Income Taxes                    (67,579)         9,405

Provision (Benefit) for Income Taxes                 (10,462)         3,950
                                                   ---------      ---------

Net Income (Loss)                                  $ (57,117)     $   5,455
                                                   =========      =========


Pro forma  Information:
     Pro forma Net Loss                            $    (824)


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          -----------------------
                                                                                            1997           1996
                                                                                          ---------      --------
Operating Activities:

     Net income (loss)                                                                    $ (57,117)     $  5,455

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Amortization of repairable parts                                                  18,425        14,195
           Amortization of intangibles                                                        6,521         4,919
           Depreciation                                                                       3,987         2,997
           Changes in assets and liabilities, net of effects of business acquisitions       (35,726)      (20,843)
                                                                                          ---------      --------

           Net cash provided by (used in) operating activities                              (63,910)        6,723

Investing Activities:

       Business acquistions                                                                    --          (1,566)
       Capital expenditures, net of retirements                                              (3,138)       (2,055)
       Repairable spare parts purchases, net                                                (20,526)      (17,035)
                                                                                          ---------      --------

           Net cash used in investing activities                                            (23,664)      (20,656)

Financing Activities:

       Capital contributions                                                                    302            97
       Payment of dividend to parent company                                               (244,000)         --
       Loan made to parent company                                                          (59,100)         --
       Net proceeds from borrowings                                                         385,962        15,035
       Net proceeds (payments) under capital lease obligations                                  184          (394)
                                                                                          ---------      --------

           Net cash provided by financing activities                                         83,348        14,738

     Effect of exchange rates on cash                                                          --               2
                                                                                          ---------      --------

Net change in cash and cash equivalents                                                      (4,226)          807

Cash and cash equivalents beginning of period                                                10,877         8,221
                                                                                          ---------      --------

Cash and cash equivalents end of period                                                   $   6,651      $  9,028
                                                                                          =========      ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS FOR THE THREE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp.; "Holdings") and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1997 balance sheet was derived from the Company's audited financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The financial statements should be reviewed in conjunction with the audited financial statements of the Company and roles thereto filed with the Company's Annual Report on form 10-K for the fiscal year ended June 30, 1997, as amended.

Certain reclassifications have been made to the June 30, 1997 balances in order to conform with the September 30, 1997 presentation.

NOTE 2.  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company and Holdings consummated a merger with Quaker Holding Co. (Quaker), an affiliate of DLJ Merchant Banking Partners II L.P. The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an agreement and Plan of Merger (the "Merger Agreement") between the Company, Holdings and Quaker dated May 4, 1997, as amended.

In accordance with the terms of the Merger Agreement, which was formally approved by Holdings' shareholders on August 7, 1997, Quaker merged with and into Holdings, and the holders of approximately 94.7% of shares of Holdings common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings common stock outstanding immediately prior to the merger retained such shares in the merged company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Holdings common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility.

In connection with the merger, Holdings raised $85 million through the public issuance of discount debentures, in addition to subordinated notes for approximately $150 million issued publicly by the Company. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the discount notes, subordinated notes, the initial borrowings under the new credit facility along with a loan of approximately $59.1 million from the Company to Holdings and the purchase of approximately $225 million of Holdings common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger to repay the DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company and Holdings incurred various expenses, aggregating $69 million on a pre-tax basis, in connection with consummating the merger. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs (of which approximately $18.9 million were incurred by the Company) associated with the merger financing. The capitalized debt issuance costs are amortized to expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information as of June 30, 1997 and for the three-month period ended September 30, 1997, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.

                                                                 (IN THOUSANDS)
PRO FORMA BALANCE SHEET INFORMATION:                             JUNE 30, 1997
                                                                 -------------
Total Assets ..............................................       $ 707,785
Long Term Indebtedness (including current portion) ........         641,376
Other Liabilities .........................................         170,708
Shareholders (deficiency) ....................................     (104,299)

                                                                   (IN THOUSANDS)
                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
PRO FORMA INCOME STATEMENT INFORMATION:                                 1997
                                                                      ---------
Revenues ..................................................           $ 202,264
Operating Income ..........................................              11,376
Loss from Continuing Operations before Income
     Tax benefit ..........................................              (2,124)
Net Loss ..................................................           $    (824)

     The pro forma net loss for the three-month period ended September 30, 1997 reflects (1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2)
the elimination of the non-recurring merger expenses of approximately $69 million and (3) the net tax expense related to these adjustments of approximately $9.2 million, at an effective rate of approximately 61%, including the effect of valuation allowances against certain deferred tax assets (see Note 3).

NOTE 3: INCOME TAXES:

The Company expects that the Merger will result in significant additional tax loss carryforwards arising in fiscal 1998, due principally to $69.0 million of non-recurring expenses incurred in consummating the Merger (see Note 3). Net anticipated tax benefits and corresponding net deferred tax assets of approximately $11.3 million attributable to the Merger have been fully reflected in the three-month period ended September 30, 1997. For financial reporting purposes, the anticipated net deferred tax assets have been limited due primarily to the length of the period during which the anticipated tax benefits are expected to be realized.

The Company expects that its tax provision in future periods will reflect effective tax rates significantly greater than enacted statutory tax rates and the effective tax rate of 41.4% for fiscal 1997. Quarterly effective tax rates in excess of 50% are currently anticipated during fiscal 1998, principally as a result of unrecognized tax benefits on newly-arising net deferred tax assets, due primarily to the length of the period during which associated tax benefits are expected to be realized. Future effective tax rates may be subject to significant volatility as a result of differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997


         The following discussion should be read in conjunction with the audited Consolidated Financial Statements of DecisionOne Holdings Corp. and Subsidiaries, the audited Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries, and the respective Notes thereto, filed with these registrants' Annual Report on Form 10-K for the year ended June 30, 1997, as amended. Item 2 Is presented with respect to both registrants noted above. (As used within this Item 2, the term "Company" refers to DecisionOne Holdings Corp. and its wholly-owned subsidiaries, including DecisionOne Corporation, and the term "Holdings" refers to DecisionOne Holdings Corp.)

         The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma" or "anticipates," "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.


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

         Since the beginning of fiscal 1993, the Company established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of assets and contracts of over 36 complementary businesses. The most significant of these were IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for cash consideration of $29.5 million, and Bell Atlantic Business Systems Services ("BABSS") which was acquired in October 1995 for cash consideration of approximately $250.0 million. In addition, certain assets of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex") were acquired in November 1996 for cash consideration of approximately $24.4 million, after certain purchase price adjustments. These acquisitions were accounted for as purchase transactions.

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

         The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. While the Company historically has been able to offset the erosion of contract - based revenue and maintain revenue growth through acquisitions and new contracts, notwithstanding the reduction in contract based revenue, there can be no assurance it will continue to do so in the future, and any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on the Company's profitability.

         Cost of revenues is comprised principally of personnel - related costs (including fringe benefits), consumable parts cost recognition, amortization and repair costs for repairable parts, and facilities costs and related expenses.

         The acquisition of contracts and assets has generally provided the Company with an opportunity to realize economies of scale because the Company generally does not increase its costs related to facilities, personnel and consumable and repairable parts in the same proportion as increases in acquired revenues.

MERGER AND RECAPITALIZATION

On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. (the "Merger"). The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger between the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement"). The respective accompanying unaudited Consolidated Financial Statements of DecisionOne Holdings Corp. and DecisionOne Corporation and their respective subsidiaries as of and for the three months ended September 30, 1997, included herein, reflect transactions related to the consummation of the Merger.

         In accordance with the terms of the Merger Agreement, which was approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Holdings common stock outstanding immediately prior to the Merger received $23 in cash in exchange for these shares. Holders of approximately 5.3% of shares of Holdings common stock outstanding immediately prior to the Merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. The aggregate value of the Merger transaction was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility.

         The Company incurred various expenses, aggregating $69.0 million on a pretax basis, in connection with consummating the Merger transaction.
These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. This one-time charge is reflected in the accompanying unaudited consolidated statements of operations of the Company and of DecisionOne Corporation for the three months ended September 30, 1997. In addition to these expenses, the Company also incurred $22.3 million of capitalized debt issuance costs associated with financing incurred in connection with the Merger (the "Merger Financing"). The capitalized debt issuance costs are amortized to expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").

         As a result of the foregoing, including increased debt service requirements resulting from the Merger Financing, the Company has recorded a net loss of approximately $57.6 million for the three months ended September 30, 1997. Because this loss results primarily from the one - time charge incurred in connection with the merger, and this charge has been funded entirely through the proceeds of the Merger Financing, the Company does not expect this loss to materially impact its liquidity, ongoing operations or market position. For a discussion of the consequences of the incurrence of indebtedness in connection with the Merger Financing, see "Liquidity and Capital Resources."


RESULTS OF OPERATIONS

         The following discussion of consolidated results of operations is presented with respect to the Company and with respect to DecisionOne Corporation for the fiscal quarters ended September 30, 1997 and September 30, 1996. These results of operations include the acquisition of Memorex Telex from November 15, 1996.

         The following table sets forth, for the three month periods ended September 30, 1997 and 1996, respectively, certain consolidated operating data of the Company and of DecisionOne Corporation:

                                          DECISIONONE                  DECISIONONE
                                         HOLDINGS CORP.                CORPORATION
                                   ------------------------      ------------------------
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                   ------------------------      ------------------------
                                      1997          1996           1997           1996
                                   ---------      ---------      ---------      ---------
                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                           $ 202,264      $ 176,426      $ 202,264      $ 176,426
Gross Profit                          44,819         41,861         44,819         41,861
Operating Income excluding
   Merger expenses                    11,376         12,673         11,376         12,673
Operating Income (Loss)              (57,670)        12,673        (57,670)        12,673
Net Income (Loss)                  $ (57,627)     $   5,455      $ (57,117)     $   5,455
                                   =========      =========      =========      =========

OTHER DATA:
EBITDA (1)                         $  40,309      $  34,784      $  40,309      $  34,784
  Less:  Amortization of
     repairable parts                (18,425)       (14,195)       (18,425)       (14,195)
                                   ---------      ---------      ---------      ---------
Adjusted EBITDA (1)                   21,884         20,589         21,884         20,589

Net cash provided (used) by
   operating activities              (53,401)         6,723        (63,910)         6,723
Net cash used in investing
   activities                        (23,664)       (20,656)       (23,664)       (20,656)
Net cash provided by financing
   activities                         76,999         14,738         83,348         14,738

(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes, depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, and non-recurring charges for Merger expenses. "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered into by the Company in connection with the Merger, and because the Company believes that Adjusted EBITDA is a more consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements than EBITDA.


Overview

         The Company reported gross profit of $44.8 million and $41.9 million for the three months ended September 30, 1997 and 1996, respectively. Excluding pre-tax charges for Merger expenses during the three months ended September 30, 1997, operating income was $11.4 million and $12.7 million for the three months ended September 30, 1997 and 1996, respectively. Adjusted EBITDA was
$21.9
million and $20.6 million for the three months ended September 30, 1997 and 1996, respectively.


First Quarter of Fiscal 1998 Compared to First Quarter of Fiscal 1997

         Revenues: Revenues increased by $25.9 million, or 14.7%, to $202.3 million for the three months ended September 30, 1997 from $176.4 million for the three months ended September 30, 1996. This increase is attributable primarily to the acquisition of the service contracts of several complementary businesses, principally those of Memorex Telex on November 15, 1996.

         Revenues for the quarter ended September 30, 1997 reflected a decline of $10.9 million in comparison to the previous quarter, due primarily to a decline in per-incident and other revenues. Per-incident and other revenues are subject to periodic fluctuation, depending upon customer demand for the types and levels of such services.

         Gross Profit: Gross profit increased by $2.9 million, or 7.0%, from $41.9 million for the three months ended September 30, 1996 to $44.8 million for the three months ended September 30, 1997. This increase is also due primarily to the acquisition of the service contracts of several complementary businesses, principally those of Memorex Telex.

         Gross profit as a percentage of revenues decreased from 23.7% for the three months ended September 30, 1996 to 22.2% for the three months ended September 30, 1997. This reduction is principally attributable to the aforementioned decline in per-incident and other revenues during the quarter ended September 30, 1997 versus the previous quarter without a proportionate reduction in related cost of revenues. While the Company generally can reduce its cost structure in response to declines in these revenues, these cost structure reductions typically trail the revenue declines.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $2.6 million, or 10.7%, to $26.9 million for the three months ended September 30, 1997 from $24.3 million for the three months ended September 30, 1996. This increase is primarily attributable to the acquisition of the service contracts of several complementary businesses, principally Memorex Telex, as noted above. Also, during the quarter ended September 30, 1997, the Company incurred approximately $1.0 million of incremental expenditures for information systems and related re-engineering initiatives. See "Liquidity and Capital Resources" for additional information with respect to these expenditures.

         Merger Expenses: In connection with the Merger, which was consummated on August 7, 1997, the Company incurred a one-time pre-tax charge of $69.0 million, comprised of expenses directly related to the Merger transaction. See "Merger and Recapitalization" for additional information with respect to these Merger expenses.


         Amortization of Intangibles: Amortization of intangible assets increased by $1.6 million, or 32.7%, from $4.9 million for the three months ended September 30, 1996 to $6.5 million for the three months ended September 30, 1997. This increase was attributable principally to the amortization of intangibles resulting from the Memorex Telex acquisition in November, 1996.

         Interest Expense: The Company's interest expense, net of interest income, increased to $11.7 million for the three months ended September 30, 1997 from $3.3 million for the three months ended September 30, 1996, an increase of 254.5%. As more fully described in Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 1997, this increase is due to the Company's significantly-increased average borrowings as a result of the Merger, which was consummated on August 7, 1997. These increased average borrowings of approximately $527.8 million for the three months ended September 30, 1997, as compared to approximately $198.5 million for the three months ended September 30, 1996, coupled with higher average debt interest rates ( 9.0% and 6.4% for the respective periods), resulted in the significant increase in net interest expense during the first quarter of fiscal 1998.

         Consolidated interest expense, net of interest income, for DecisionOne Corporation increased to $9.9 million for the three months ended September 30, 1997 from $3.3 million for the three months ended September 30, 1996, an increase of 200.0%. This increase was similarly attributable to significantly-increased average borrowings as a result of the Merger, as described above. The increase in consolidated net interest expense for DecisionOne Corporation during the three months ended September 30, 1997 was lower than the aforementioned increase for the Company, primarily due to interest incurred with respect to approximately $85.0 million of 11-1/2% Senior Discount Debentures issued by Holdings in connection with the Merger (see "Liquidity and Capital Resources").

         Income Taxes: The Company expects that the Merger will result in significant additional tax loss carryforwards arising in fiscal 1998, due principally to $69.0 million of non-recurring expenses incurred in consummating the Merger (see Note 3 to the Company's accompanying unaudited condensed consolidated financial statements). Net anticipated tax benefits and corresponding net deferred tax assets of approximately $11.3 million attributable to the Merger have been fully reflected in the three-month period ended September 30, 1997. For financial reporting purposes, the anticipated net deferred tax assets have been limited due primarily to the length of the period during which the anticipated tax benefits are expected to be realized.

         The Company expects that its tax provision in future periods will reflect effective tax rates significantly greater than enacted statutory tax rates and the effective tax rate of 41.4% for fiscal 1997. Quarterly effective tax rates in excess of 100% (in excess of 50% for DecisionOne Corporation and Subsidiaries) are currently anticipated during fiscal 1998, principally as a result of unrecognized tax benefits on newly-arising net deferred tax assets, due primarily to the length of the period during which associated tax benefits are expected to be realized. Future effective tax rates may be subject to significant volatility as a result of differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

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

         In addition, the Company's Merger in August, 1997 represents another "ownership change" under Section 382 of the Code, and the Company, therefore, estimates that, for U.S. federal income tax purposes, the limitation on its use of the pre-existing carryforwards as well as certain carryforwards arising during fiscal 1998 will be reduced to approximately $9.0 million per annum for any post-Merger period. The Company anticipates that expenses incurred in connection with the Merger during the three months ended September 30, 1997, partially offset by anticipated taxable income from continuing operations during fiscal 1998 (excluding Merger expenses) will result in additional tax loss carryforwards arising in fiscal 1998. The Company expects that a significant portion of the tax loss carryforward arising in fiscal 1998 will not be subject to future limitation pursuant to Section 382.

          For financial reporting purposes, the anticipated tax benefit associated with these carryforwards is limited due primarily to the length of the period during which the anticipated tax benefit is expected to be realized. See Note 4 to the Company's unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Financing and Leverage

         Current (Post-Merger) : The Company's principal sources of liquidity are cash flow from operations and borrowings under its new $105 million revolving credit facility, which was entered into in connection with the Merger. The Company's principal uses of cash are debt service requirements, capital expenditures, purchases of repairable parts, acquisitions, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures, repairable parts and working capital will be funded from operating cash flow and borrowing under the new revolving credit facility. To finance future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof.

         The Company incurred substantial indebtedness in connection with the Merger. As of September 30, 1997, the Company had outstanding approximately $727.8 million of long-term indebtedness, as compared to approximately $237.5 million as of June 30, 1997. (See

Note 2 to the Company's unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 1997). The Company's significant debt service obligations could, under certain circumstances, have material consequences to security holders of the Company. See "Risk Factors", included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as amended.

         In connection with the merger, Holdings raised $85 million of 11-1/2% Senior Discount Debentures due 2008 (the "11-1/2% Notes"), and DecisionOne Corporation issued $150 million of 9-3/4% Senior Subordinated Notes due 2007 (the "9-3/4% Notes"). DecisionOne Corporation also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the 11-1/2% Notes (which were issued with attached warrants), the 9-3/4% Notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Holdings common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the Merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the Merger. See Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 1997 for additional information.

         The Company has budgeted approximately $10 million in incremental expenditures for information systems and related re-engineering initiatives to be incurred in fiscal 1998. The initiatives to be funded include the following:
(i) enhancements to the Company's service entitlement process which will further ensure that customers are billed for all work performed; (ii) improvements to the Company's dispatch system and field engineer data collection and technical support tools which are designed to increase productivity; (iii) enhancements to the Company's help desk and central dispatch systems to provide an integrated support solution to the customer base, and (iv) improvements to the Company's field inventory tracking system which will facilitate increased transfer of inventory among field locations and reduce purchases of repairable parts. There can be no assurance that these amounts will be so expended by the Company, nor when these amounts will be so expended. The Company incurred approximately
$1.3 million of these incremental expenditures during the three months ended September 30, 1997.

         The Company anticipates that its operating cash flow, together with borrowings under the new credit facility, will be sufficient to meet its anticipated future operating expenses, capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.


         Historical: Until its initial public offering in April 1996, the Company's principal sources of capital had been borrowings from banks (primarily to finance acquisitions), private placements of equity and debt securities with principal stockholders and cash flow generated by operations. In April 1996, the Company (i) completed an initial public offering, which raised approximately $106 million and (ii) refinanced its bank debt, each of which is more fully discussed below.

         The Company has historically relied on banks as the primary source of funds required for larger acquisitions, such as the August 1994 acquisition of certain assets and liabilities of Servcom and the October 1995 acquisition of BABSS. Since July 1993, the Company's smaller acquisitions have been funded primarily through a combination of seller financing, cash and the assumption of liabilities under acquired prepaid service contracts.

         In April 1996, the Company completed an initial public offering (the "Offering"), raising $106 million through the issuance of 6.3 million shares of common stock. Subsequent to the Offering, the Company converted its then-existing term loan as well as its $30 million revolving credit facility into a $225 million variable rate, unsecured revolving credit facility (the "Facility"). During November 1996, in connection with the acquisition of certain assets of the U.S. computer service business of Memorex Telex, the Company's lender approved a $75 million increase to the Facility, raising the total loan commitment to $300 million.

         The commitments under the Facility were scheduled to terminate on April 26, 2001. The interest rate applicable to the Facility varied, at the Company's option, based upon LIBOR (plus an applicable margin not to exceed 1%) or the prime rate. As of June 30, 1997, the interest rate applicable to loans under the Facility was LIBOR plus .75%, or an effective rate of approximately 6.5%, and available borrowings under the Facility were $65.7 million.

         The borrower under the Facility was DecisionOne Corporation. The obligations of DecisionOne Corporation thereunder were guaranteed by the Company and certain subsidiaries, except for its Canadian subsidiary. In connection with the Merger in August, 1997, all indebtedness outstanding under the Facility was repaid.


Financial Condition:

         Cash flow from operating activities, exclusive of non-recurring Merger expenses, for the three months ended September 30, 1997 was approximately $15.6 million, as compared to $6.7 million for the three months ended September 30, 1996. These funds, together with borrowings under the Company's new credit facility, provided the required capital to fund repairable part purchases and capital expenditures of approximately $23.7 million during the three months ended September 30, 1997.

         The Company maintains a significant inventory of consumable and repairable parts. Consumable parts are expensed as they are used in the operations of the business. Repairable parts are recorded at cost at the time of their acquisition and are generally amortized over three to five years. The Company maintains a high level of parts due to the wide range of products serviced, ranging from mainframe to personal computers. At September 30, 1997, the Company had no material commitments for purchases of spare parts or for other capital expenditures.

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

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                   DECISIONONE CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

       Item 1.       Legal Proceedings
                          Not applicable

       Item 2.       Changes in Securities
                          Not applicable

       Item 3.       Defaults Upon Senior Securities
                          Not applicable

       Item 4.       Submission of Matters to a Vote of Security Holders
                          On August 7, 1997 a special meeting of shareholders of DecisionOne Holdings Corp. was held to consider and vote on a proposal to approve and adopt an Agreement and Plan of Merger, dated as of May 4, 1997, as amended, among DecisionOne Holdings Corp. and Subsidiaries and Quaker Holding Co., an affiliate of DLJ Merchant Banking Partners II, L.P. 21,204,312 shares were voted in favor of approving the Agreement, 561,304 shares voted against approval and 1,700 shares abstained.

       Item 5.       Other Information

                          Not applicable

       Item 6.       Exhibits and Reports on  Form 8-K

                     (A)  EXHIBITS:
                     Number                         Description of Documents
                        10.1                         Employment Agreement,
                                                     dated as of August 7, 1997
                                                     between DecisionOne
                                                     Holdings Corp.,
                                                     DecisionOne Corporation
                                                     and Kenneth Draeger

                        10.2                         Employment Agreement,
                                                     dated as of August 7, 1997
                                                     among DecisionOne Holdings
                                                     Corp., DecisionOne
                                                     Corporation and Stephen J.
                                                     Felice

                        27                           Financial data schedules

                     (B)  REPORTS ON FORM 8-K:
                           None.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                     DecisionOne Holdings Corp.


                                     /s/ Thomas J. Fitzpatrick
                                     -------------------------------------
                                     Thomas J. Fitzpatrick
                                     Duly Authorized and Chief Financial Officer

DATE:   November 14, 1997

                                     DecisionOne Corporation


                                      /s/ Thomas J. Fitzpatrick
                                     -------------------------------------
                                     Thomas J. Fitzpatrick
                                     Duly Authorized and Chief Financial Officer

DATE:   November 14, 1997