Form 10-Q
period 1998-09-30
DECISIONONE HOLDINGS CORP
filed 1998-11-17
CIK 1007588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

       x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---   SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998
                                             ------------------

      --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to _____________

                         Commission File Number 0-28090
                                                -------

                           DECISIONONE HOLDINGS CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                             13-3435409
     ------------------------------------------------------------------------
      (State or other jurisdiction      (I.R.S. Employer Identification No.)
  of incorporation or organization)

                        Commission File Number 333-28411
                                               ---------

                             DECISIONONE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                               23-2328680
     --------------------------------------------------------------------------
      (State or other jurisdiction      (I.R.S. Employer Identification No.)
  of incorporation or organization)

   50 East Swedesford Road, Frazer, Pennsylvania                 19355
  -----------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

  Registrants' telephone number, including area code          (610)296-6000
                                                              -------------

Indicate by check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of September 30, 1998, 12,584,219 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

DecisionOne Corporation meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

               DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES AND
                   DECISIONONE CORPORATION AND SUBSIDIARIES
               FORM 10-Q                     NOVEMBER 16, 1998

                                    CONTENTS

                                                                      Page No.
                                                                      --------
PART I     FINANCIAL INFORMATION
     Item 1.   Condensed Consolidated Financial Statements of
               DecisionOne Holdings Corp. and Subsidiaries:

               Condensed Consolidated Balance Sheets -
               September 30, 1998 and June 30, 1998
               (unaudited)                                              2

               Condensed Consolidated Statements of Operations
               and Comprehensive Income (Loss) - Three Months
               Ended September 30, 1998 and 1997 (unaudited)            3

               Condensed Consolidated Statements of
               Cash Flows - Three Months Ended
               September 30, 1998 and 1997 (unaudited)                  4

               Notes to Condensed Consolidated Financial
               Statements (unaudited)                                   5

               Condensed Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries:

               Condensed Consolidated Balance Sheets -
               September 30, 1998 and June 30, 1998
               (unaudited)                                              8

               Condensed Consolidated Statements of Operations
               and Comprehensive Income (Loss) - Three Months
               Ended September 30, 1998 and 1997 (unaudited)            9

               Condensed Consolidated Statements of
               Cash Flows - Three Months Ended
               September 30, 1998 and 1997 (unaudited)                 10

               Notes to Condensed Consolidated
               Financial Statements (unaudited)                        11

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations - Three Months Ended
               September 30, 1998 and 1997.                            14

     Item 3.   Quantitative and Qualitative Disclosure
               About Market Risk.                                      24

PART II    OTHER INFORMATION                                           25

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                     SEPTEMBER 30,              JUNE 30,
ASSETS                                                                                    1998                    1998
                                                                                  --------------------    ---------------------
Current Assets:
  Cash and cash equivalents                                                       $            10,406     $              6,415
  Accounts receivable, net of allowances of $21,189 and $22,572                               118,659                  114,082
  Consumable parts, net of allowances of $9,598 and $9,271                                     23,856                   23,097
  Prepaid expenses and other assets                                                            15,612                   28,106
                                                                                   -------------------     --------------------
     Total current assets                                                                     168,533                  171,700


Repairable parts, net of accumulated amortization of $144,408 and $135,277                    146,060                  142,446
Property and equipment, net of accumulated depreciation
      of $43,130 and $39,829                                                                   29,310                   29,095
Intangibles, net of accumulated amortization of $67,462 and $60,827                           148,003                  154,029
Other assets                                                                                   44,067                   44,717
                                                                                  --------------------    ---------------------

Total Assets                                                                      $           535,973     $            541,987
                                                                                  ====================    =====================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Current portion of debt                                                         $            12,927     $             13,311
  Accounts payable and accrued expenses                                                        99,280                  101,851
  Deferred revenues                                                                            42,040                   40,758
  Income taxes and other liabilities                                                           11,872                   10,925
                                                                                  --------------------    ---------------------
     Total current liabilities                                                                166,119                  166,845

Debt                                                                                          737,646                  731,012

Other Liabilities                                                                               5,119                    5,736

Shareholders' Deficit:

  Preferred stock, no par value; authorized 5,000,000 shares; none outstanding
  Common stock, $.01 par value; authorized 100,000,000 shares;                                     --                       --
     issued and outstanding 12,584,219 shares                                                     126                      126
  Additional paid-in capital                                                                  242,181                  242,181
  Accumulated deficit                                                                        (612,187)                (601,195)
  Accumulated other comprehensive loss                                                         (3,031)                  (2,718)
                                                                                  --------------------    ---------------------

     Total shareholders' deficit                                                             (372,911)                (361,606)
                                                                                  --------------------    ---------------------

Total Liabilities and Shareholders' Deficit                                       $           535,973     $            541,987
                                                                                  ====================    =====================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                         ----------------------------------------------------
                                                                   1998                       1997
                                                         ------------------------    ------------------------

Revenues                                                  $              196,044    $                202,264

Cost of Revenues                                                         148,479                     157,445
                                                          -----------------------   -------------------------

Gross Profit                                                              47,565                      44,819

Operating Expenses:
  Selling, general and administrative expenses                            33,241                      26,922
  Amortization of intangibles                                              6,792                       6,521
  Merger expenses                                                              -                      69,046
                                                          -----------------------   -------------------------
     Total operating expenses                                             40,033                     102,489

                                                          -----------------------   -------------------------
Operating Income (Loss)                                                    7,532                     (57,670)

Interest Expense, Net of Interest Income                                  18,524                      11,733
                                                          -----------------------   -------------------------

Loss Before Income Taxes (Benefit)                                       (10,992)                    (69,403)

Provision (Benefit) for Income Taxes                                           -                     (11,776)
                                                          -----------------------   -------------------------

Net Loss                                                  $              (10,992)   $                (57,627)
                                                          -----------------------   -------------------------

Other Comprehensive Loss, Net of Tax -
  Foreign Currency Translation Adjustments                                  (313)                          -
                                                         ------------------------  --------------------------

Comprehensive Loss                                        $              (11,305)   $                (57,627)
                                                         ========================  ==========================


Basic Earnings per Common Share                           $                (0.87)   $                      -

Weighted Average Number of Common Shares                                  12,584                           -

Pro Forma  Information - See Note 3:
     Pro Forma Net Income                                 $                    -    $                  1,237

     Pro Forma Net Income Per Common Share                $                    -    $                   0.09

Pro Forma Weighted Average Number of Common Shares
    and Equivalent Shares Outstanding                                          -                      14,200




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                         --------------------------------------------------------
                                                                                    1998                         1997
                                                                         --------------------------  ----------------------------
Operating Activities:

   Net loss                                                              $                 (10,992)     $                (57,627)

   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Amortization of repairable parts                                                      18,894                        18,425
      Amortization of intangibles                                                            6,792                         6,521
      Depreciation                                                                           3,596                         3,987
      Changes in assets and liabilities, net of effects of acquisitions                      9,291                       (19,220)
                                                                         --------------------------     -------------------------

      Net cash provided by (used in) operating activities                                   27,581                       (47,914)

Investing Activities:

   Capital expenditures                                                                     (3,811)                       (3,138)
   Repairable spare parts purchases, net                                                   (22,910)                      (20,526)
   Acquisitions of companies and contracts                                                    (417)                            -
                                                                         --------------------------    --------------------------

      Net cash used in investing activities                                                (27,138)                      (23,664)

Financing Activities:

   Proceeds from issuance of common stock  in connection
       with recapitalization                                                                     -                       226,583
   Redemption of common stock in connection with recapitalization                                -                      (609,654)
   Redemption of common stock warrants in connection with
       recapitalization                                                                          -                       (12,149)
   Issuance of common stock warrants                                                             -                         1,880
   Net proceeds from borrowings                                                              4,013                       465,938
   Other, net                                                                                 (465)                       (1,086)
                                                                         --------------------------   ---------------------------

      Net cash provided by financing activities                                              3,548                        71,512

                                                                         --------------------------   ---------------------------

Net change in cash and cash equivalents                                                      3,991                           (66)

Cash and cash equivalents, beginning of period                                               6,415                        10,877
                                                                         --------------------------   ---------------------------

Cash and cash equivalents, end of period                                 $                  10,406    $                   10,811
                                                                         ==========================   ===========================





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1998 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Certain reclassifications have been made in order to conform with the September 30, 1998 presentation.


NOTE 2:  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income, effective July 1, 1998. Total comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was ($11.3) million and ($57.6) million, respectively. Total comprehensive income (loss) includes net income (loss) and foreign currency translation gains (losses) for the periods presented.


NOTE 3: MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

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

In connection with the merger, the Company raised $85 million through the public issuance of senior discount debentures, in addition to publicly issued senior subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Company common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company incurred various expenses, totaling approximately $69.0 million on a pre-tax basis, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs are being charged to interest expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information for the three month period ended September 30, 1997, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future. Historical earnings per share data is not presented because it would not be meaningful.

                                                            (IN THOUSANDS EXCEPT PER
                                                                 SHARE AMOUNTS)
                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
PRO FORMA INCOME STATEMENT INFORMATION:                              1997
                                                                     ----
Revenues.....................................................     $202,264
Operating Income.............................................       11,376
Loss from Continuing Operations Before Income Tax Benefit....       (5,467)
Net Income...................................................        1,237
Net Income per Common Share..................................        $0.09
Weighted Average Shares of Common Stock Outstanding..........       14,200

The pro forma net income for the three month period ended September 30, 1997, reflects (1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $5.1 million, including the effect of valuation allowances against certain deferred tax assets.

Pro forma weighted average common and common equivalent shares outstanding includes 12,499,979 shares outstanding immediately subsequent to the merger on August 7, 1997, and dilutive common stock warrants and stock options (convertible into 281,960 and 1,418,530 shares of common stock, respectively) issued in connection with or immediately subsequent to the merger.


NOTE 4:  INCOME TAXES

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Net deferred tax assets as of September 30, 1998 were approximately $25.4 million.

During the three month period ended September 30, 1998, the Company recorded additional net deferred tax assets of approximately $4.4 million, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

NOTE 5:  DEBT COVENANTS

The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. The Company is in compliance with its covenants under the amended New Credit Facility as of September 30, 1998. However, based on the revenue trends observed during the three months ended September 30, 1998 and thereafter, and the impact thereof on Adjusted EBITDA, the Company currently believes it is likely that it will need to seek amendments to certain of the covenants in order to remain in compliance as of December 31, 1998.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,          JUNE 30,
ASSETS                                                                                   1998                 1998
                                                                                   -----------------  ---------------------
Current Assets:
  Cash and cash equivalents                                                        $          9,888     $            5,205
  Accounts receivable, net of allowances of $21,189 and $22,572                             118,659                114,082
  Consumable parts, net of allowances of $9,598 and $9,271                                   23,856                 23,097
  Prepaid expenses and other assets                                                          15,303                 27,797
                                                                                    ----------------    -------------------
     Total current assets                                                                   167,706                170,181


Repairable parts, net of accumulated amortization  of $144,408 and $135,277                 146,060                142,446
Property and equipment, net of accumulated depreciation
      of $43,130 and $39,829                                                                 29,310                 29,095
Intangibles, net of accumulated amortization of $67,462 and $60,827                         148,003                154,029
Parent company loan receivable                                                               70,347                 69,867
Other assets                                                                                 40,225                 40,821
                                                                                   -----------------    -------------------

Total Assets                                                                       $        601,651     $          606,439
                                                                                   =================    ===================

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Current portion of debt                                                          $         12,927     $           13,311
  Accounts payable and accrued expenses                                                      98,780                101,351
  Deferred revenues                                                                          42,040                 40,758
  Income taxes and other liabilities                                                         11,872                 10,925
                                                                                    ----------------    -------------------
     Total current liabilities                                                              165,619                166,345

Debt                                                                                        642,691                638,766

Other Liabilities                                                                             5,119                  5,796

Shareholder's Deficit:

  Common stock, no par value; one share authorized, issued
     and outstanding                                                                              -                      -
  Additional paid-in capital                                                                 12,323                 12,323
  Accumulated deficit                                                                      (221,070)              (214,073)
  Accumulated other comprehensive loss                                                       (3,031)                (2,718)
                                                                                    ----------------    -------------------

     Total shareholder's deficit                                                           (211,778)              (204,468)
                                                                                   -----------------    -------------------

Total Liabilities and Shareholder's Deficit                                        $        601,651     $          606,439
                                                                                   =================    ===================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                           ---------------------------------------------------
                                                                    1998                       1997
                                                           -----------------------    ------------------------
Revenues                                                    $             196,044      $              202,264

Cost of Revenues                                                          148,479                     157,445
                                                            ----------------------     -----------------------

Gross Profit                                                               47,565                      44,819

Operating Expenses:
  Selling, general and administrative expenses                             33,241                      26,922
  Amortization of intangibles                                               6,792                       6,521
  Merger expenses                                                             -                        69,046
                                                            ----------------------     -----------------------
     Total operating expenses                                              40,033                     102,489

                                                            ----------------------     -----------------------
Operating Income (Loss)                                                     7,532                     (57,670)

Interest Expense, Net of Interest Income                                   14,529                       9,909
                                                            ----------------------     -----------------------

Loss Before Income Taxes (Benefit)                                         (6,997)                    (67,579)

Provision (Benefit) for Income Taxes                                            -                     (10,462)
                                                            ----------------------     -----------------------

Net Loss                                                                   (6,997)                    (57,117)
                                                            ----------------------     -----------------------

Other Comprehensive Loss, Net of Tax -
  Foreign Currency Translation Adjustments                                   (313)                          -
                                                            ----------------------     -----------------------

Comprehensive Loss                                          $              (7,310)     $              (57,117)
                                                            ======================     =======================



Pro Forma  Information - See Note 3:
     Pro Forma Net Loss                                     $                  -       $                 (824)




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                               ------------------------------------------------
                                                                                         1998                     1997
                                                                               -----------------------    ---------------------
Operating Activities:

   Net loss                                                                       $            (6,997)     $           (57,117)

   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Amortization of repairable parts                                                        18,894                   18,425
       Amortization of intangibles                                                              6,792                    6,521
       Depreciation                                                                             3,596                    3,987
       Changes in assets and liabilities, net of effects of acquisitions                        5,288                  (20,869)
                                                                                  ---------------------    ---------------------

         Net cash provided by (used in) operating activities                                   27,573                  (49,053)

Investing Activities:

     Capital expenditures                                                                      (3,811)                  (3,138)
     Repairable spare parts purchases, net                                                    (22,910)                 (20,526)
     Acquisitions of companies and contracts                                                     (417)                       -
                                                                                  ---------------------    ---------------------

         Net cash used in investing activities                                                (27,138)                 (23,664)

Financing Activities:

     Capital contributions                                                                          -                      302
     Payment of dividends to Parent                                                                 -                 (244,000)
     Loan from (made to) Parent                                                                   700                  (74,210)
     Net proceeds from borrowings                                                               4,013                  386,215
     Other, net                                                                                  (465)                     184
                                                                                  --------------------     --------------------

         Net cash provided by financing activities                                              4,248                   68,491

                                                                                  --------------------     --------------------

Net change in cash and cash equivalents                                                         4,683                   (4,226)

Cash and cash equivalents, beginning of period                                                  5,205                   10,877
                                                                                  --------------------     --------------------

Cash and cash equivalents, end of period                                          $             9,888      $             6,651
                                                                                  ====================     ====================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp., herein called "Holdings") and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1998 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Certain reclassifications have been made in order to conform with the September 30, 1998 presentation.


NOTE 2:  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income, effective July 1, 1998. Total comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was ($7.3) million and ($57.1) million, respectively. Total comprehensive income (loss) includes net income (loss) and foreign currency translation gains (losses) for the periods presented.


NOTE 3:  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company and Holdings consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company, Holdings and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

In accordance with the terms of the Merger Agreement, which was formally approved by Holdings' shareholders on August 7, 1997, Quaker merged with and into Holdings, and the holders of approximately 94.7% of shares of Holdings' common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings' common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Holdings' common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility.

        In connection with the merger, Holdings raised $85 million through the public issuance of senior discount debentures, in addition to publicly issued senior subordinated notes for approximately $150 million by the Company. The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the New Credit Facility along with a loan of approximately $59.1 million from the Company to Holdings and the purchase of approximately $225 million of Company common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company and Holdings incurred various expenses, totaling $69.0 million on a pre-tax basis, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs (of which approximately $18.9 million were incurred by the Company) associated with the merger financing. These costs are being charged to interest expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information for the three month period ended September 30, 1997, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future. Historical earnings per share data is not presented because it would not be meaningful.

                                                                  (IN THOUSANDS)
                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
PRO FORMA INCOME STATEMENT INFORMATION:                                1997
                                                                       ----
Revenues.......................................................      $202,264
Operating Income...............................................        11,376
Loss from Continuing Operations Before Income Tax Benefit......        (2,124)
Net Loss.......................................................          (824)

The pro forma net loss for the three month period ended September 30, 1997 reflects (1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $9.2 million, including the effect of valuation allowances against certain deferred tax assets.


NOTE 4:  INCOME TAXES

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Net deferred tax assets as of September 30, 1998 were approximately $24.4 million.

During the three month period ended September 30, 1998, the Company recorded additional net deferred tax assets of approximately $2.8 million, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

NOTE 5:  DEBT COVENANTS

The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. The Company is in compliance with its covenants under the amended New Credit Facility as of September 30, 1998. However, based on the revenue trends observed during the three months ended September 30, 1998 and thereafter, and the impact thereof on Adjusted EBITDA, the Company currently believes it is likely that it will need to seek amendments to certain of the covenants in order to remain in compliance as of December 31, 1998.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     The following discussion should be read in conjunction with the audited Consolidated Financial Statements of DecisionOne Holdings Corp. and Subsidiaries, the audited Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries, and the respective Notes thereto, filed with these registrants' Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
Item 2, and 3 are presented with respect to both registrants noted above. (As used within Item 2, and 3, the term "Company" refers to DecisionOne Holdings Corp. and its wholly-owned subsidiaries, including DecisionOne Corporation, and the term "Holdings" refers to DecisionOne Holdings Corp.)

      The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

BUSINESS OVERVIEW

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

      Since the beginning of fiscal 1993, the Company has established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of assets and contracts of over 40 complementary businesses. Significant acquisitions included IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for cash consideration of approximately $29.5 million, and Bell Atlantic Business Systems Services, Inc. ("BABSS"), which was acquired in October 1995 for cash consideration of approximately $250.0 million. In addition, certain assets of the U.S. computer service business of Memorex Telex were acquired in November 1996 for cash consideration of approximately $24.4 million, after certain purchase price adjustments. These acquisitions were accounted for as purchase transactions.

      At the time of its acquisition by the Company, BABSS was among the largest independent, multivendor service organizations servicing end-user organizations and original equipment manufacturers. Prior to the acquisition of BABSS, the Company had higher gross margins than BABSS principally because approximately 30% of the Company's revenues in fiscal 1995 were attributable to higher margin contracts involving systems that can be serviced by a limited number of service providers ("proprietary systems"), whereas BABSS had limited revenues from proprietary systems.

      The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 90% of the Company's revenues during the three month period ended September 30, 1998 were derived from contracts covering a broad spectrum of computer hardware. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per-incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per-incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company.

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

        The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. While the Company historically has typically been able to offset the erosion of contract-based revenue and maintain revenue growth through acquisitions and new contracts, notwithstanding the reduction in contract based revenue, there can be no assurance it will continue to do so in the future, and any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on the Company's profitability.

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

MERGER AND RECAPITALIZATION

      On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P.("DLJMB"). The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger among the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

     In accordance with the terms of the Merger Agreement, which was approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Holdings' common stock outstanding immediately prior to the Merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings' common stock outstanding immediately prior to the Merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. The aggregate value of the Merger was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility.

      The Company incurred various expenses, aggregating approximately $69.0 million on a pre-tax basis, in connection with consummating the Merger. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. This one-time charge is reflected in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of the Company and of DecisionOne Corporation and Subsidiaries for the three months ended September 30, 1997. In addition to these expenses, the Company also incurred $22.3 million of capitalized debt issuance costs associated with financing incurred in connection with the Merger (the "Merger Financing"). These costs are being charged to interest expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").


RESULTS OF OPERATIONS

     The following discussion of results of operations is presented with respect to the Company and with respect to DecisionOne Corporation and Subsidiaries for the three month periods ended September 30, 1998 and 1997.

      The following tables set forth, for the three month periods ended September 30, 1998 and 1997, respectively, certain operating data of the Company and of DecisionOne Corporation and Subsidiaries:

                               DECISIONONE HOLDINGS CORP.       DECISIONONE CORPORATION
                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                   1998         1997               1998        1997
                                   ----         ----               ----        ----
                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                           $196,044     $202,264          $196,044   $202,264
Gross Profit                         47,565       44,819            47,565     44,819
Operating Income (Loss)               7,532      (57,670)            7,532    (57,670)
Net Loss                           $(10,992)    $(57,627)          $(6,997)  $(57,117)
                                   =========    =========          ========  =========

OTHER DATA:
EBITDA (1)                          $39,513      $40,309           $39,513    $40,309
Less: Amortization of
  repairable parts                  (18,894)     (18,425)          (18,894)   (18,425)
                                    --------     --------          --------   --------
Adjusted EBITDA (1)                  20,619       21,884            20,619     21,884

Net cash provided by (used in)
  operating activities               27,581      (47,914)           27,573    (49,053)

Net cash used in investing
  activities                        (27,138)     (23,664)          (27,138)   (23,664)
Net cash provided by financing
  activities                          3,548       71,512             4,248     68,491

(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes (benefit), depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, merger expenses (approximately $69.0 million for the three month period ended September 30, 1997), and incremental charges related to the Company's ongoing service delivery re-engineering program (approximately $2.7 million for the three month period ended September 30, 1998.) "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered into by the Company in connection with the Merger, and because the Company believes that Adjusted EBITDA is a more consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements.


Overview

      Operating income (loss) was $7.5 million and ($57.7) million for the three months ended September 30, 1998 and 1997, respectively. Operating income (loss) for the three months ended September 30, 1998 and 1997 included $2.7 million for incremental charges related to the Company's ongoing service delivery re-engineering program and $69.0 million of merger expenses, respectively. Excluding these charges, operating income was $10.2 million and $11.3 million for the three months ended September 30, 1998 and 1997, respectively. The Company reported gross profit of $47.6 million and $44.8 million for the three months ended September 30, 1998 and 1997, respectively. EBITDA was $39.5 million and $40.3 million for the three months ended September 30, 1998 and 1997, respectively. Adjusted EBITDA was $20.6 million and $21.9 million for the three months ended September 30, 1998 and 1997, respectively.


Three Month Period Ended September 30, 1998 Compared to Three Month Period Ended September 30, 1997

Revenues: Revenues decreased by $6.3 million, or 3.1%, from $202.3 million for the three months ended September 30, 1997 to $196.0 million for the three months ended September 30, 1998. This decrease is principally due to lower monthly maintenance contract-based revenues as a result of equipment cancellations exceeding sales of new contracts. The contract-based revenue reductions were partially offset by growth in the volume of per incident revenues.

      The Company is continuing to take actions to update its sales approach to the market including the recent employment of important executive and other sales management. While the Company expects these actions and the future acquisition of service contracts from other businesses to result in revenue growth from current levels, the timing of such revenue growth, if any, is uncertain.

      Cost of Revenues: Cost of revenues decreased by $8.9 million, or 5.7%, from $157.4 million for the three months ended September 30, 1997 to $148.5 million for the three months ended September 30, 1998. This decrease is principally due to labor efficiencies gained as a result of re-engineering initiatives to improve the Company's service delivery processes, including a reduction in temporary personnel.

      Gross Percentage: As a percentage of revenues, gross profit increased from 22.2% for three months ended September 30, 1997 to 24.3% for the three months ended September 30, 1998. This improvement was due to labor efficiencies gained as a result of re-engineering initiatives to improve the Company's service delivery processes. Future margin performance is difficult to predict, as it will be driven by the results of the aforementioned actions taken by the Company to generate revenue growth.

      Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by $6.3 million, or 23.4%, from $26.9 million for the three months ended September 30, 1997 to $33.2 million for the three months ended September 30, 1998. Included in SG&A expenses for the quarter ended September 30, 1998 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of approximately $2.7 million (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Increases in sales employment costs, non-income taxes and the provision for uncollectible receivables also contributed to the comparative increase.

      Merger Expenses: In connection with the Merger, which was consummated on August 7, 1997, the Company incurred a one-time pre-tax charge of $69.0 million, comprised of expenses directly related to the Merger transaction (see "Merger and Recapitalization" for additional information with respect to these Merger expenses).

       Amortization of Intangibles: Amortization of intangible assets increased by $0.3 million, or 4.6%, from $6.5 million for the three months ended
September 30, 1997 to $6.8 million for the three months ended September 30,1998. This increase was attributable principally to the amortization of intangibles resulting from the acquisition of the service contracts of complementary businesses subsequent to September 30, 1997.

       Interest Expense: The Company's interest expense, net of interest income, increased by $6.8 million, or 58.1%, from $11.7 million for the three months ended September 30, 1997 to $18.5 million for the three months ended September 30, 1998. This increase is due principally to the Company's significantly increased average borrowings as a result of the Merger, which was consummated on August 7, 1997. Average borrowings were approximately $748.1 million for the three month period ended September 30, 1998, as compared to approximately $481.0 million for the three month period ended September 30, 1997 (see Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 1998).

      With respect to DecisionOne Corporation, consolidated interest expense, net of interest income, increased by $4.6 million, or 46.5%, from $9.9 million for the three months ended September 30, 1997 to $14.5 million for the three months ended September 30, 1998. This increase is principally attributable to significantly increased average borrowings as a result of the Merger. Average borrowings for DecisionOne Corporation, on a consolidated basis were $654.5 million for the three month period ended September 30, 1998, as compared to $438.4 million for the three month period ended September 30, 1997.

      The increase in consolidated net interest expense for DecisionOne Corporation during the three month period ended September 30, 1998 was lower than the aforementioned increase for the Company, primarily due to interest incurred with respect to approximately $85.0 million of 11-1/2% Senior Discount Debentures issued by Holdings in connection with the Merger and interest income on a $59.1 million parent company loan receivable held by DecisionOne Corporation (see "Liquidity and Capital Resources").

      Income Taxes: The $69.0 million of non-recurring expenses incurred in consummating the Merger and certain other charges taken by the Company in fiscal 1998 resulted in significant additional tax loss carryforwards and carrybacks. Net anticipated tax assets of approximately $25.4 million have been reflected in the September 30, 1998 consolidated balance sheets. The anticipated net deferred tax assets have been reduced significantly, by a valuation allowance for financial reporting purposes, due primarily to management's projections of future taxable income and the length of the period during which the anticipated tax benefits are expected to be realized.

      The Company expects that its tax provision (benefit) in future periods will reflect effective tax rates which vary significantly from enacted statutory tax rates principally as a result of additional unrecognized tax benefits on newly-arising net deferred tax assets. Future effective tax rates may also be subject to volatility as a result of valuation allowance changes which arise from differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.


LIQUIDITY AND CAPITAL RESOURCES

Financing and Leverage

       The Company's principal sources of liquidity are cash flow from operations and borrowings under the $105 million revolver under the new credit facility (the "New Credit Facility"), which was entered into in connection with the Merger. The New Credit Facility is scheduled to expire on August 7, 2003. The interest rate applicable to the New Credit Facility varies, at the Company's option, based upon LIBOR (plus applicable margins not to exceed 3.0%, as amended) or the Prime Rate (plus applicable margin not to exceed 1.75%). As of September 30, 1998, the weighted average interest rate applicable to loans under the New Credit Facility was 8.63%. The Company's principal uses of cash are debt service requirements, capital expenditures, purchases of repairable parts, acquisitions, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures, repairable parts and working capital will be funded from operating cash flow and borrowings under the New Credit Facility. To finance future acquisitions, the Company may require additional funding, which may be provided in the form of additional debt, equity financing or a combination thereof.

      The Company incurred substantial indebtedness in connection with the Merger. As of September 30, 1998 and June 30, 1998, the Company had outstanding debt of approximately $750.6 million and $744.3 million, respectively. (See Note 3 to the Company's unaudited Condensed Consolidated Financial Statements.) The Company's significant debt service obligations could, under certain circumstances, have material consequences to security holders of the Company. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

      In connection with the Merger, Holdings received proceeds of $85 million from the issuance of 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes"), and DecisionOne Corporation issued $150 million of 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"). DecisionOne Corporation also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the 11 1/2% Notes (which were issued with attached warrants), the 9 3/4% Notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Holdings common stock by DLJMB and other institutional investors were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the Merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the Merger. (See Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for additional information.)

       The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. The Company is in compliance with its covenants under the amended New Credit Facility as of September 30, 1998. However, based on the revenue trends observed during the three months ended September 30, 1998 and thereafter, and the impact thereof on Adjusted EBITDA, the Company currently believes it is likely that it will need to seek amendments to certain of the covenants in order to remain in compliance as of December 31,1998.

       The Company incurred approximately $2.4 million in incremental expenditures for information systems and related re-engineering initiatives during the three months ended September 30, 1998 and has budgeted to incur $10.0 million through June 30, 1999. The initiatives that are being funded include the following: (i) enhancements to the Company's service entitlement process which will further ensure that customers are billed for all work performed; (ii) improvements to the Company's dispatch system and field engineer data collection, technical support tools and service delivery processes, all of which are designed to increase productivity; (iii) enhancements to the Company's help desk and central dispatch systems to provide an integrated support solution to the customer base; and (iv) improvements to the Company's field inventory tracking system which will facilitate increased transfer of consumable and repairable parts among field locations and reduce purchases of repairable parts. There can be no assurance that the 1999 budgeted amounts will be so expended by the Company, nor when these amounts will be so expended.

      The Company currently anticipates that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

       The Company has received notification from Nasdaq that it does not currently meet the requirement for continued listing on the Nasdaq National Market with respect to the market value of the public float of Company common stock, and therefore may be de-listed from the Nasdaq National
Market. However, the Company believes that in such event the stock qualifies for listing on the Nasdaq SmallCap Market.

Financial Condition:

      Cash flow from operating activities for the three months ended September 30, 1998 was approximately $27.6 million. These funds provided the required capital to fund repairable part purchases and capital expenditures of approximately $26.7 million during the three months ended September 30, 1998, as well as the acquisition of contracts and assets of complementary businesses for approximately $0.4 million during this period.

      The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fifth site, but has not received any other communication in respect of that site. The Company has estimated that its share of the costs of the cleanup of one of the sites will be approximately $500,000, which has been accrued for in the accompanying condensed consolidated balance sheets as of September 30, 1998 and June 30, 1998. Complete information as to the scope of required cleanup at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of cleanup of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.


YEAR 2000 COMPLIANCE

      As in the case with most other businesses, the Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 compliance efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs, which could cause disruption of operations.

      The Company has completed an assessment of both its information technology systems and its non-information technology systems. The Company has four mission critical information technology systems, two of which have been remediated and are Year 2000 compliant and have been placed into service.
Remediation has begun on the other two mission critical information technology systems and is expected to be complete by July 1999. The Company has identified approximately 70 non-mission critical information technology systems, which the Company plans to remediate using in-house personnel or will obtain certifications and or upgrades from its vendors. Subsequently, all of the systems will be compliance tested by in-house personnel. The Company believes it is approximately 45% complete with the above remediation processes and will be 100% complete by August 1999. The Company has commenced remediation of its non-information technology systems and expects to be complete by June 1999.

      The Company has initiated communications with all of its significant business partners via a Vendor Readiness Survey to determine their plans to comply with Year 2000. All responses are evaluated as received to determine if additional action is required to ensure compliance of the business partner.

      The Company continues to use both internal and external resources to comply with Year 2000. The Company has recently engaged a consultant to assess the Company's processes in place to achieve Year 2000 compliance. The Company has in place a Year 2000 Steering Committee, which meets regularly and periodically reports the progress of Year 2000 compliance to the Company's executive management and the Board of Directors. Currently, the Company does not have any contingency plans. However, it recognizes the need to develop contingency plans and expects to have these plans secured by September 1999.

       As of September 30, 1998 the Company has incurred costs of approximately $2.6 million and expects to incur approximately $4.5 million thereafter to remediate all of the Company's Systems. This represents approximately 9.0% of the Company's information technology budget. No significant information technology projects have been deferred due to the Company's Year 2000 efforts. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different. Specific factors that might cause such material differences include, but not limited to, the availability and cost of personnel with appropriate skills and the ability to locate and correct all non-compliant Systems.

      The Company is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since the Company is neither a hardware manufacturer nor a software developer, the Company believes that it does not have material exposure to liability for such claims.

      While the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company uses its revolving credit facility, term loans, senior discount debentures, and senior subordinated notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in LIBOR or the prime rate. The Company uses off-balance sheet interest rate swap and collar agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics are matched with the underlying on-balance instruments, subject to the terms of the New Credit Facility.

       To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loans, senior discount debentures, and senior subordinated notes in effect at September 30, 1998 and, in the case of the senior discount notes, exclude the potential exercise of the redemption feature. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (1) quoted market prices for the term loans, the revolver, senior discount debentures, and senior subordinated notes, and (2) estimates obtained from dealers to settle interest rate swap and collar agreements.


                                          Fiscal Year of Maturity                                       Fair Value
                                          -----------------------                         Total Due     at Sept. 30,
Interest Rate Sensitivity     1999     2000     2001      2002     2003     Thereafter   At Maturity       1998
-------------------------     ----     ----     ----      ----     ----     ----------   -----------       ----
                                                  (DOLLARS IN THOUSANDS)
Debt:
Fixed Rate                   --        --        --       --       --      $298,400      $298,400        $149,440
Average Interest Rate        --        --        --       --       --       10.6%         --              --
Variable Rate               $7,912    $19,325   $36,875  $49,062  $73,438  $316,188      $502,800        $470,327
Average Interest Rate        8.5%      8.5%      8.4%     8.4%     8.4%     8.8%          --              --

Interest Rate Instruments:
Variable to Fixed Swaps      --       $75,000    --       --       --       --           $75,000         $(957)
Average Pay Rate             --        5.9%      --       --       --       --            --              --
Average Receive Rate         --        5.7%      --       --       --       --            --              --

Collars:                     --       $25,000   $75,000   --       --       --           $100,000        $(1,867)
Average Cap Rate             --        5.8 %     6.7%     --       --       --            --              --
Average Floor Rate           --        5.7%      5.7%     --       --       --            --              --

                 DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                   DECISIONONE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings.

                      Not applicable

        Item 2.  Changes in Securities and Use of Proceeds.

                      Not applicable

        Item 3.  Defaults Upon Senior Securities.

                      Not applicable

        Item 4.  Submission of Matters to a Vote of Security Holders.

                      Not applicable

        Item 5.  Other Information.

                DecisionOne Holdings Corp. and DecisionOne Corporation filed today a Form 8-K reporting a change in their fiscal year end from June 30 to December 31. The Change was made because the companies' business is not seasonal in nature, and will enable them to share the same accounting period utilized by most of their customers, vendors and business associates.
                A Transition Report on Form 10-K will be filed by DecisionOne Holdings Corp. and DecisionOne Corporation on or before March 31,1999 covering the transition period of July 1, 1998 through December 31, 1998. A Form 8-K will be filed by DecisionOne Holdings Corp. informing its stockholders of the date of the next annual meeting of stockholders and the dates by which certain proposals of stockholders must be received by the Company promptly after such dates are determined by the Company's board of directors.

        Item 6.  Exhibits and Reports on Form 8-K.

                 (a)  EXHIBITS

                 Number              Description of Document
                 ------              -----------------------
                 27.1              Financial data schedule--
                                   DecisionOne Holdings Corp.

                 27.2              Financial data schedule--
                                   DecisionOne Corporation

                 (b)  REPORTS ON FORM 8-K

                      Not applicable

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                         DecisionOne Holdings Corp.


      DATE:   November 16, 1998           /s/ Thomas J. Fitzpatrick
              -----------------          ---------------------------
                                         Thomas J. Fitzpatrick
                                         Executive Vice President and
                                         Chief Financial Officer



                                         DecisionOne Corporation


      DATE:   November 16, 1998           /s/ Thomas J. Fitzpatrick
              -----------------          -----------------------------
                                         Thomas J. Fitzpatrick
                                         Executive Vice President and
                                         Chief Financial Officer