Form 10-Q
period 1998-12-31
DECISIONONE HOLDINGS CORP
filed 1999-02-16
CIK 1007588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number 0-28090

                           DECISIONONE HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3435409
            --------                                    ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                        Commission File Number 333-28411

                             DECISIONONE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      23-2328680
             --------                                      ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

50 East Swedesford Road, Frazer, Pennsylvania                19355
---------------------------------------------                -----
(Address of principal executive offices)                   (Zip Code)

        Registrants' telephone number, including area code (610) 296-6000

Indicate by check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1999, 12,576,615 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

DecisionOne Corporation meets the requirements set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                 DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES AND
                    DECISIONONE CORPORATION AND SUBSIDIARIES
                           FORM 10-Q FEBRUARY 16, 1999


                                    CONTENTS

                                                                            Page No.
                                                                            --------
PART I            FINANCIAL INFORMATION

      Item 1.  Condensed Consolidated Financial Statements of
               DecisionOne Holdings Corp. and Subsidiaries:

               Condensed Consolidated Balance Sheets -
               December 31, 1998 and June 30, 1998
               (unaudited)                                                     2

               Condensed Consolidated Statements of Operations
               and Comprehensive Income (Loss) - Three and Six Months
               Ended December 31, 1998 and 1997 (unaudited)                    3

               Condensed Consolidated Statements of
               Cash Flows - Six Months Ended December 31, 1998
               and 1997 (unaudited)                                            4

               Notes to Condensed Consolidated Financial
               Statements (unaudited)                                          5

               Condensed Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries:

               Condensed Consolidated Balance Sheets -
               December 31, 1998 and June 30, 1998
               (unaudited)                                                     10

               Condensed Consolidated Statements of Operations
               and Comprehensive Income (Loss) - Three and Six Months
               Ended December 31, 1998 and 1997 (unaudited)                    11

               Condensed Consolidated Statements of
               Cash Flows - Six Months Ended December 31, 1998
               and 1997 (unaudited)                                            12

               Notes to Condensed Consolidated
               Financial Statements (unaudited)                                13

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations - Three and Six Months Ended
               December 31, 1998 and 1997.                                     18

      Item 3.  Quantitative and Qualitative Disclosure
               About Market Risk.                                              31

PART II           OTHER INFORMATION                                            32

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                     (In Thousands, Except Number of Shares)

                                                                                     DECEMBER 31,         JUNE 30,
ASSETS                                                                                    1998              1998
                                                                                       ---------         ---------
Current Assets:
  Cash and cash equivalents                                                            $  35,179         $   6,415
  Accounts receivable, net of allowances of $19,617 and $22,572                          115,050           114,082
  Consumable parts, net of allowances of $10,732 and $9,271                               20,222            23,097
  Prepaid expenses and other assets                                                       27,425            28,106
                                                                                       ---------         ---------
     Total current assets                                                                197,876           171,700

Repairable parts, net of accumulated amortization of $150,063 and $135,277               146,269           142,446
Property and equipment, net of accumulated depreciation
          of $33,971 and $39,829                                                          32,296            29,095
Intangibles, net of accumulated amortization of $71,071 and $60,827                      141,387           154,029
Other assets                                                                              27,888            44,717
                                                                                       ---------         ---------
Total Assets                                                                           $ 545,716         $ 541,987
                                                                                       =========         =========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Current portion of debt                                                              $ 780,068         $  13,311
  Accounts payable and accrued expenses                                                  109,639           101,851
  Deferred revenues                                                                       35,503            40,758
  Income taxes and other liabilities                                                      10,039            10,925
                                                                                       ---------         ---------
     Total current liabilities                                                           935,249           166,845

Debt                                                                                       1,225           731,012

Other Liabilities                                                                          8,076             5,736

Shareholders' Deficit:

  Preferred stock, no par value; authorized 5,000,000 shares;  none outstanding               --                --
  Common stock, $.01 par value; authorized 100,000,000 shares;
     issued and outstanding 12,584,219 shares                                                126               126
  Additional paid-in capital                                                             242,181           242,181
  Accumulated deficit                                                                   (637,836)         (601,195)
  Accumulated other comprehensive loss                                                    (3,305)           (2,718)
                                                                                       ---------         ---------

     Total shareholders' deficit                                                        (398,834)         (361,606)
                                                                                       ---------         ---------
Total Liabilities and Shareholders' Deficit                                            $ 545,716         $ 541,987
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

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           DECEMBER 31,                   DECEMBER 31,
                                                    -------------------------       -------------------------
                                                       1998            1997            1998            1997
                                                    ---------       ---------       ---------       ---------
Revenues                                            $ 185,017       $ 200,075       $ 381,061       $ 402,339

Cost of Revenues                                      150,782         153,306         299,261         310,751
                                                    ---------       ---------       ---------       ---------
Gross Profit                                           34,235          46,769          81,800          91,588

Operating Expenses:
  Selling, general and administrative expenses         34,490          32,301          67,731          59,223
  Amortization of intangibles                           6,713           6,625          13,505          13,146
  Merger expenses                                          --              --              --          69,046
                                                    ---------       ---------       ---------       ---------
     Total operating expenses                          41,203          38,926          81,236         141,415
                                                    ---------       ---------       ---------       ---------
Operating Income (Loss)                                (6,968)          7,843             564         (49,827)

Interest Expense, Net of Interest Income               18,681          18,420          37,205          30,153
                                                    ---------       ---------       ---------       ---------
Loss Before Income Taxes                              (25,649)        (10,577)        (36,641)        (79,980)

Provision (Benefit) for Income Taxes                       --             141              --         (11,635)
                                                    ---------       ---------       ---------       ---------
Net Loss                                            $ (25,649)      $ (10,718)      $ (36,641)      $ (68,345)
                                                    ---------       ---------       ---------       ---------

Other Comprehensive Loss, Net of Tax:
  Foreign Currency Translation Adjustments                (15)           (284)           (328)           (284)
  Pension Liability Adjustment                           (259)             --            (259)             --
                                                    ---------       ---------       ---------       ---------
Comprehensive Loss                                  $ (25,923)      $ (11,002)      $ (37,228)      $ (68,629)
                                                    =========       =========       =========       =========

Basic Loss per Common Share                         $   (2.04)      $      --       $   (2.91)      $      --

Weighted Average Number of Common Shares
    Outstanding                                        12,584              --          12,584              --

Pro Forma  Information - See Note 3:
     Pro Forma Net Loss                             $      --       $ (10,718)      $      --       $ (12,935)

     Pro Forma Net Loss Per Common Share            $      --       $   (0.86)      $      --       $   (1.03)

Pro Forma Weighted Average Number of
    Common Shares Outstanding                              --          12,512              --          12,506


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                      1998              1997
                                                                                    --------         ---------
Operating Activities:

     Net loss                                                                       $(36,641)        $ (68,345)

     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
           Amortization of repairable parts                                           39,657            38,789
           Amortization of intangibles                                                13,505            13,146
           Depreciation                                                                7,116             7,822
           Changes in assets and liabilities, net of effects of acquisitions          17,297           (19,784)
                                                                                    --------         ---------
           Net cash provided by (used in) operating activities                        40,934           (28,372)

Investing Activities:

       Capital expenditures                                                          (12,299)           (5,336)
       Repairable spare parts purchases, net                                         (43,348)          (41,459)
       Acquisitions of companies and contracts                                        (2,377)           (6,269)
       Proceeds from sales of assets                                                  14,108                --
                                                                                    --------         ---------
           Net cash used in investing activities                                     (43,916)          (53,064)

Financing Activities:

       Proceeds from issuance of common stock  in connection
           with recapitalization                                                          --           226,583
       Redemption of common stock in connection with recapitalization                     --          (609,654)
       Redemption of common stock warrants in connection with
           recapitalization                                                               --           (12,149)
       Issuance of common stock warrants                                                  --             1,880
       Net proceeds from borrowings                                                   32,355           474,116
       Other, net                                                                       (609)           (1,622)
                                                                                    --------         ---------
           Net cash provided by financing activities                                  31,746            79,154

                                                                                    --------         ---------

Net change in cash and cash equivalents                                               28,764            (2,282)

Cash and cash equivalents, beginning of period                                         6,415            10,877
                                                                                    --------         ---------

Cash and cash equivalents, end of period                                            $ 35,179         $   8,595
                                                                                    ========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1998 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Certain reclassifications have been made in order to conform with the December 31, 1998 presentation.


NOTE 2:  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

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

In connection with the merger, the Company raised $85 million through the public issuance of senior discount debentures (the "11 1/2% Notes"), in addition to publicly issued senior subordinated notes for approximately $150 million (the "9 3/4% Notes"). The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Company common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

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

The following summarized unaudited pro forma information for the six month period ended December 31, 1997, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future. Historical earnings per share data is not presented because it would not be meaningful.

                                                       (IN THOUSANDS EXCEPT
                                                         PER SHARE AMOUNTS)
                                                         SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                              1997
                                                           ---------
PRO FORMA INCOME STATEMENT INFORMATION:

Revenues ..........................................        $ 402,339
Operating Income ..................................           19,219
Loss from Continuing Operations Before Income Tax
  Benefit .........................................          (16,044)
Net Loss ..........................................          (12,935)
Net Income per Common Share .......................        $   (1.03)
Weighted Average Shares of Common Stock Outstanding           12,506

The pro forma net loss for the six month period ended December 31, 1997, reflects (1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $8.6 million, including the effect of valuation allowances against certain deferred tax assets.

Pro forma weighted average common shares outstanding includes 12,499,979 shares outstanding immediately subsequent to the merger on August 7, 1997, in addition to shares subsequently issued and outstanding.

NOTE 3:  RESTRUCTURING PLAN

The Company has experienced declining trends in revenues, earnings and EBITDA for the three and six-month periods ended December 31, 1998 compared to the corresponding periods ended December 31, 1997. The declining trends principally result from lower sales of new service contracts, higher contract erosion, and minimal growth from acquisitions.

On January 28, 1999, the Company announced a corporate restructuring plan ("Restructuring Plan") intended to restore revenue growth and improve financial performance. The Restructuring Plan includes the following key components: (i) focusing on all aspects of the Company's operations - from sales through service delivery - on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and
(iii) financial structure changes, including an additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation by DLJMB, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999.


NOTE 4:  DEBT

During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility to revise certain financial performance measurements. The amended New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended New Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver Agreement") pursuant to which the Company's senior lenders agreed to waive financial covenants in the amended New Credit Facility through July 29, 1999. These waivers cover the quarters ending December 31, 1998, March 31, 1999 and June 30, 1999. Without these waivers, the Company would not be in compliance with certain financial covenants under the amended New Credit Facility. The Waiver Agreement requires the Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limits the additional borrowings available to the Company under its revolver to $10 million, and generally, requires that interest payments on loans must be made monthly. In connection with the Waiver Agreement, the Company incurred waiver fees of approximately $4.3 million, which will be amortized as interest expense from January 1999 to July 1999.

On January 27, 1999, Holdings' principal shareholder, DLJMB, and certain of its affiliates, made an additional $7.3 million investment in the form of unsecured 14% Senior Notes due 2006 in DecisionOne Corporation. The proceeds of the 14% Notes were used for general corporate purposes.

Management believes the Company will meet the additional March 31, 1999 financial covenants contained in the Waiver Agreement. The Company anticipates that it will engage in discussions with its lenders regarding additional amendments or waivers under, or a potential restructuring of, the amended New Credit Facility by July 29, 1999. However, the Company has not engaged in any such discussions and does not have any agreement with any lenders participating in the amended New Credit Facility with respect to any amendments, waivers, or restructuring beyond July 29, 1999. If the Company is unable to obtain amendments, waivers or a restructuring beyond July 29, 1999, amounts outstanding under the amended New Credit Facility could be declared due and payable because of the resulting defaults. The Company has therefore classified all amounts outstanding under the amended New Credit Facility as current as of December 31, 1998. If amounts outstanding under the amended New Credit Facility were declared to be due and payable because of a default, holders of the 11 1/2% Notes and the 9 3/4% Notes would be permitted to declare such notes to be immediately due and payable. The Company has therefore classified all amounts outstanding under the 11 1/2% Notes and the 9 3/4% Notes as current as of December 31, 1998.

In connection with any further amendments or waivers under, or restructuring of, the amended New Credit Facility, the Company could be required to restructure its operations, sell assets, and/or issue additional capital or debt securities. Any issuance of equity securities would likely be highly dilutive to existing shareholders. Furthermore, any increase in the Company's debt service requirements or any further reduction in amounts available for borrowings under the amended New Credit Facility could significantly affect the Company's ability to fund capital expenditures, acquisitions, and working capital. Management believes that it can be successful in renegotiating the amended New Credit Facility. However, there can be no assurance that the amended New Credit Facility will be renegotiated on terms acceptable to the Company. Currently, the Company does not have in place any alternative sources of liquidity if the Company cannot reach agreement in respect of the amended New Credit Facility beyond July 29, 1999.


NOTE 5:  EMPLOYEE SEVERANCE

During the quarter ended December 31, 1998, the Company recorded a $3.5 million charge, included in selling, general and administrative expenses, for estimated future severance costs in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, which reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans, including employees separated under the Restructuring Plan (see Note 3 above).

NOTE 6:  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income, effective July 1, 1998. Total comprehensive income (loss) for the three months ended December 31, 1998 and 1997 was ($25.9) million and ($11.0) million, respectively. Total comprehensive income (loss) for the six months ended December 31, 1998 and 1997 was ($37.2) million and ($68.6) million, respectively. Total comprehensive income (loss) includes net income
(loss), foreign currency translation gains (losses) and pension liability adjustments for the periods presented.


NOTE 7:  INCOME TAXES

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Net deferred tax assets as of December 31, 1998 were approximately $25.4 million and are included in other assets in the accompanying balance sheet.

During the three and six month periods ended December 31, 1998, the Company recorded additional net deferred tax assets of approximately $9.0 million and $13.4 million, respectively, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In Thousands)

                                                                                   DECEMBER 31,       JUNE 30,
ASSETS                                                                               1998              1998
                                                                                  ---------         ---------
Current Assets:
  Cash and cash equivalents                                                       $  26,463         $   5,205
  Accounts receivable, net of allowances of $19,617 and $22,572                     115,050           114,082
  Consumable parts, net of allowances of $10,732 and $9,271                          20,222            23,097
  Prepaid expenses and other assets                                                  24,321            27,797
                                                                                  ---------         ---------
     Total current assets                                                           186,056           170,181


Repairable parts, net of accumulated amortization of $150,063 and $135,277          146,269           142,446
Property and equipment, net of accumulated depreciation
          of $33,971 and $39,829                                                     32,296            29,095
Intangibles, net of accumulated amortization of $71,071 and $60,827                 141,387           154,029
Parent company loan receivable                                                       79,756            69,867
Other assets                                                                         26,898            40,821
                                                                                  ---------         ---------

Total Assets                                                                      $ 612,662         $ 606,439
                                                                                  =========         =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Current portion of debt                                                         $ 682,354         $  13,311
  Accounts payable and accrued expenses                                             109,139           101,351
  Deferred revenues                                                                  35,503            40,758
  Income taxes and other liabilities                                                 10,039            10,925
                                                                                  ---------         ---------
     Total current liabilities                                                      837,035           166,345

Debt                                                                                  1,225           638,766

Other Liabilities                                                                     8,076             5,796

Shareholder's Deficit:

  Common stock, no par value; one share authorized, issued
     and outstanding                                                                     --                --
  Additional paid-in capital                                                         12,323            12,323
  Accumulated deficit                                                              (242,692)         (214,073)
  Accumulated other comprehensive loss                                               (3,305)           (2,718)
                                                                                  ---------         ---------

     Total shareholder's deficit                                                   (233,674)         (204,468)
                                                                                  ---------         ---------

Total Liabilities and Shareholder's Deficit                                       $ 612,662         $ 606,439
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

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             DECEMBER 31,                        DECEMBER 31,
                                                      ---------------------------         ---------------------------
                                                        1998              1997              1998              1997
                                                      ---------         ---------         ---------         ---------
Revenues                                              $ 185,017         $ 200,075         $ 381,061         $ 402,339

Cost of Revenues                                        150,782           153,306           299,261           310,751

                                                      ---------         ---------         ---------         ---------
Gross Profit                                             34,235            46,769            81,800            91,588

Operating Expenses:
  Selling, general and administrative expenses           34,490            32,301            67,731            59,223
  Amortization of intangibles                             6,713             6,625            13,505            13,146
  Merger expenses                                            --                --                --            69,046
                                                      ---------         ---------         ---------         ---------
     Total operating expenses                            41,203            38,926            81,236           141,415

                                                      ---------         ---------         ---------         ---------
Operating Income (Loss)                                  (6,968)            7,843               564           (49,827)

Interest Expense, Net of Interest Income                 14,654            13,895            29,183            23,804
                                                      ---------         ---------         ---------         ---------

Loss Before Income Taxes                                (21,622)           (6,052)          (28,619)          (73,631)

Provision (Benefit) for Income Taxes                         --               573                --            (9,889)
                                                      ---------         ---------         ---------         ---------

Net Loss                                              $ (21,622)        $  (6,625)        $ (28,619)        $ (63,742)
                                                      ---------         ---------         ---------         ---------

Other Comprehensive Loss, Net of Tax :
  Foreign Currency Translation Adjustments                  (15)             (284)             (328)             (284)
  Pension Liability Adjustment                             (259)               --              (259)               --
                                                      ---------         ---------         ---------         ---------

Comprehensive Loss                                    $ (21,896)        $  (6,909)        $ (29,206)        $ (64,026)
                                                      =========         =========         =========         =========


Pro Forma  Information - See Note 3:
     Pro Forma Net Loss                               $      --         $  (6,625)        $      --         $  (7,645)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    DecisionOne Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                        Six months ended
                                                                                           December 31,
                                                                                    --------------------------
                                                                                      1998              1997
                                                                                    --------         ---------
Operating Activities:

     Net loss                                                                       $(28,619)        $ (63,742)

     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Amortization of repairable parts                                           39,657            38,789
           Amortization of intangibles                                                13,505            13,146
           Depreciation                                                                7,116             7,822
           Changes in assets and liabilities, net of effects of acquisitions           9,260           (25,570)
                                                                                    --------         ---------
           Net cash provided by (used in) operating activities                        40,919           (29,555)

Investing Activities:

       Capital expenditures                                                          (12,299)           (5,336)
       Repairable spare parts purchases, net                                         (43,348)          (41,459)
       Acquisitions of companies and contracts                                        (2,377)           (6,269)
       Proceeds from sales of assets                                                  14,108                --
                                                                                    --------         ---------
           Net cash used in investing activities                                     (43,916)          (53,064)

Financing Activities:

       Capital contributions                                                              --               349
       Payment of dividends to Parent                                                     --          (244,000)
       Loan from (made to) Parent                                                     (7,491)          (71,189)
       Net proceeds from borrowings                                                   32,355           394,393
       Other, net                                                                       (609)             (399)
                                                                                    --------         ---------
           Net cash provided by financing activities                                  24,255            79,154
                                                                                    --------         ---------
Net change in cash and cash equivalents                                               21,258            (3,465)

Cash and cash equivalents, beginning of period                                         5,205            10,877
                                                                                    --------         ---------
Cash and cash equivalents, end of period                                            $ 26,463         $   7,412
                                                                                    ========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp., herein called "Holdings") and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1998 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Certain reclassifications have been made in order to conform with the December 31, 1998 presentation.


NOTE 2:  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company and Holdings consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company, Holdings and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

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

In connection with the merger, Holdings raised $85 million through the public issuance of senior discount debentures (the "11 1/2% Notes"), in addition to publicly issued senior subordinated notes for approximately $150 million (the "9 3/4 % Notes") by the Company. The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Company common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company incurred various expenses, totaling $69.0 million on a pre-tax basis, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs (of which approximately $18.9 million were incurred by the Company) associated with the merger financing. These costs are being charged to interest expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information for the six month period ended December 31, 1997, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future. Historical earnings per share data is not presented because it would not be meaningful.

                                                        (IN THOUSANDS)
                                                       SIX MONTHS ENDED
                                                         DECEMBER 31,
                                                            1997
                                                         ---------
PRO FORMA INCOME STATEMENT INFORMATION:
Revenues ........................................        $ 402,339
Operating Income ................................           19,219
Loss from Continuing Operations Before Income Tax
  Benefit .......................................           (8,176)
Net Loss ........................................           (7,645)

The pro forma net loss for the six month period ended December 31, 1997 reflects
(1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $9.4 million, including the effect of valuation allowances against certain deferred tax assets.

NOTE 3:  RESTRUCTURING PLAN

The Company has experienced declining trends in revenues, earnings and EBITDA for the three and six-month periods ended December 31, 1998 compared to the corresponding periods ended December 31, 1997. The declining trends principally result from lower sales of new service contracts, higher contract erosion, and minimal growth from acquisitions.

On January 28, 1999, the Company announced a corporate restructuring plan ("Restructuring Plan") intended to restore revenue growth and improve financial performance. The Restructuring Plan includes the following key components: (i) focusing on all aspects of the Company's operations - from sales through service delivery - on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and
(iii) financial structure changes, including an additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation by DLJMB, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999.


NOTE 4:  DEBT

During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility to revise certain financial performance measurements. The amended New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended New Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver Agreement") pursuant to which the Company's senior lenders agreed to waive financial covenants in the amended New Credit Facility through July 29, 1999. These waivers cover the quarters ending December 31, 1998, March 31, 1999 and June
30, 1999. Without these waivers, the Company would not be in compliance with certain financial covenants under the amended New Credit Facility. The Waiver Agreement requires the Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limits the additional borrowings available to the Company under its revolver to $10 million, and generally, requires that interest payments on loans must be made monthly. In connection with the Waiver Agreement, the Company incurred waiver fees of approximately $4.3 million, which will be amortized as interest expense from January 1999 to July 1999.

On January 27, 1999, Holdings' principal shareholder, DLJMB, and certain of its affiliates, made an additional $7.3 million investment in the form of unsecured 14% Senior Notes due 2006 in DecisionOne Corporation. The proceeds of the 14% Notes were used for general corporate purposes.

Management believes the Company will meet the additional March 31, 1999 financial covenants contained in the Waiver Agreement. The Company anticipates that it will engage in discussions with its lenders regarding additional amendments or waivers under, or a potential restructuring of, the amended New Credit Facility by July 29, 1999. However, the Company has not engaged in any such discussions and does not have any agreement with any lenders participating in the amended New Credit Facility with respect to any amendments, waivers or restructuring beyond July 29, 1999. If the Company is unable to obtain amendments, waivers or a restructuring beyond July 29, 1999, amounts outstanding under the amended New Credit Facility could be declared due and payable because of the resulting defaults. The Company has therefore classified all amounts outstanding under the amended New Credit Facility as current as of December 31, 1998. If amounts outstanding under the amended New Credit Facility were declared to be due and payable because of a default, holders of the 9 3/4% Notes would be permitted to declare such notes to be immediately due and payable. The Company has therefore classified all amounts outstanding under the 9 3/4% Notes as current as of December 31, 1998.

In connection with any further amendments or waivers under, or restructuring of, the amended New Credit Facility, the Company could be required to restructure its operations, sell assets, and/or issue additional capital or debt securities. Any issuance of equity securities would likely be highly dilutive to existing shareholders. Furthermore, any increase in the Company's debt service requirements or any further reduction in amounts available for borrowings under the amended New Credit Facility could significantly affect the Company's ability to fund capital expenditures, acquisitions, and working capital. Management believes that it can be successful in renegotiating the amended New Credit Facility. However, there can be no assurance that the amended New Credit Facility will be renegotiated on terms acceptable to the Company. Currently, the Company does not have in place any alternative sources of liquidity if the Company cannot reach agreement in respect of the amended New Credit Facility beyond July 29, 1999.


NOTE 5:  EMPLOYEE SEVERANCE

During the quarter ended December 31, 1998, the Company recorded a $3.5 million charge, included in selling, general and administrative expenses, for estimated future severance costs in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, which reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans, including employees separated under the Restructuring Plan (see Note 3 above).

NOTE 6:  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income, effective July 1, 1998. Total comprehensive income (loss) for the three months ended December 31, 1998 and 1997 was ($21.9) million and ($6.9) million, respectively. Total comprehensive income (loss) for the six months ended December 31, 1998 and 1997 was ($29.2) million and ($64.0) million, respectively. Total comprehensive income (loss) includes net income
(loss), foreign currency translation gains (losses) and pension liability adjustments for the periods presented.


NOTE 7:  INCOME TAXES

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Net deferred tax assets as of December 31, 1998 were approximately $24.4 million and are included in other assets in the accompanying balance sheet.

During the three and six month periods ended December 31, 1998, the Company recorded additional net deferred tax assets of approximately $7.4 million and $10.2 million, respectively, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


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

      The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the significant indebtedness of the Company; the Company's ability to renegotiate the amended New Credit Facility; the ability of the Company to achieve the Restructuring Plan; the ability to attract and retain qualified personnel; the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the cash needs of the Company; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

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

      The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 90% of the Company's revenues during the three and six month periods ended December 31, 1998 were derived from contracts covering a broad spectrum of computer services. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per-incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per-incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company.

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

      The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. The acquisition of contracts and assets has generally provided the Company with an opportunity to realize economies of scale because the Company generally does not increase its costs related to facilities, personnel and consumable and repairable parts in the same proportion as increases in acquired revenues. Any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts, or any increase in erosion could have a material adverse effect on the Company's profitability. The Company did not complete any acquisitions during the second quarter and it may be difficult for the Company to finance acquisitions pending renegotiation of its amended New Credit Facility.


MERGER AND RECAPITALIZATION

      On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger among the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

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

      The Company incurred various expenses, aggregating approximately $69.0 million on a pre-tax basis, in connection with consummating the Merger. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. This one-time charge is reflected in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of the Company and of DecisionOne Corporation and Subsidiaries for the six months ended December 31, 1997. In addition to these expenses, the Company also incurred $22.3 million of capitalized debt issuance costs associated with financing incurred in connection with the Merger (the "Merger Financing"). These costs are being charged to interest expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").

RESULTS OF OPERATIONS

      The following discussion of results of operations is presented with respect to the Company and with respect to DecisionOne Corporation and Subsidiaries for the three and six month periods ended December 31, 1998 and 1997.

      The following tables set forth, for the three and six month periods ended December 31, 1998 and 1997, respectively, certain operating data of the Company and of DecisionOne Corporation and Subsidiaries:


                                                       DECISIONONE HOLDINGS CORP.                  DECISIONONE CORPORATION
                                                           THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                               DECEMBER 31,                               DECEMBER 31,
                                                        1998                  1997                  1998                  1997
                                                     ---------             ---------             ---------             ---------
                                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                             $ 185,017             $ 200,075             $ 185,017             $ 200,075
Gross Profit                                            34,235                46,769                34,235                46,769
Operating Income (Loss)                                 (6,968)                7,843                (6,968)                7,843
Net Loss (2)                                         $ (25,649)            $ (10,718)            $ (21,622)            $  (6,625)
                                                     =========             =========             =========             =========

OTHER DATA:
EBITDA (1) (2)                                       $  25,030             $  40,128             $  25,030             $  40,128
Less: Amortization of repairable parts                 (20,763)              (20,364)              (20,763)              (20,364)
                                                     ---------             ---------             ---------             ---------
Adjusted EBITDA (1)                                      4,267                19,764                 4,267                19,764

Net cash provided by operating activities               25,439                19,542                25,432                19,498
Net cash used in investing activities                  (28,864)              (29,400)              (28,864)              (29,400)
Net cash provided by financing activities               28,198                 7,642                20,007                10,663


                                                         DECISIONONE HOLDINGS CORP.                DECISIONONE CORPORATION
                                                             SIX MONTHS ENDED                         SIX MONTHS ENDED
                                                               DECEMBER 31,                              DECEMBER 31,
                                                       1998                  1997                  1998                  1997
                                                     ---------             ---------             ---------             ---------
                                                                                   (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                             $ 381,061             $ 402,339             $ 381,061             $ 402,339
Gross Profit                                            81,800                91,588                81,800                91,588
Operating Income (Loss)                                    564               (49,827)                  564               (49,827)
Net Loss (2)                                         $ (36,641)            $ (68,345)            $ (28,619)            $ (63,742)
                                                     =========             =========             =========             =========

OTHER DATA:
EBITDA (1) (2)                                       $  64,543             $  81,137             $  64,543             $  81,137
Less: Amortization of repairable parts                 (39,657)              (38,789)              (39,657)              (38,789)
                                                     ---------             ---------             ---------             ---------
Adjusted EBITDA (1)                                     24,886                42,348                24,886                42,348

Net cash provided by (used in)
  operating activities                                  40,934               (28,372)               40,919               (29,555)
Net cash used in investing activities                  (43,916)              (53,064)              (43,916)              (53,064)
Net cash provided by financing activities               31,746                79,154                24,255                79,154

(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes (benefit), depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, merger expenses (approximately $69.0 million for the six month period ended December 31, 1997), and incremental charges related to the Company's ongoing service delivery re-engineering program (approximately $1.0 million and $1.5 million for the three month periods ended December 31, 1998 and 1997, respectively, and approximately $3.7 million and $2.2 million for the six month periods ended December 31, 1998 and 1997, respectively.) "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered into by the Company in connection with the Merger, and because the Company believes that Adjusted EBITDA is a more consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements.

(2) Net loss and EBITDA includes $3.5 million for employee severance charges, which were determined under a pre-existing separation pay plan and $0.8 million for Restructuring Plan related consulting fees for the three and six month periods ended December 31, 1998.


Overview and Restructuring Plan

      The Company has experienced declining trends in revenues, earnings and EBITDA for the three and six-month periods ended December 31, 1998 compared to the corresponding periods ended December 31, 1997. The declining trends principally result from lower sales of new service contracts, higher contract erosion, and minimal acquisition growth.

      On January 28, 1999, the Company announced a corporate restructuring plan ("Restructuring Plan") intended to restore revenue growth and improve financial performance. The Restructuring Plan includes the following key components: (i) focusing on all aspects of the Company's operations - from sales through service delivery - on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and
(iii) financial structure changes, including DLJMB's additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999 (see "Liquidity and Capital Resources" for additional details).

      Operating income (loss) was ($7.0) million and $7.8 million for the three months ended December 31, 1998 and 1997, respectively. Operating loss for the three months ended December 31, 1998 included $3.5 million for employee severance charges and $1.8 million for incremental re-engineering and Restructuring Plan related consulting fees. Operating income for the three months ended December 31, 1997 included $1.5 million for incremental re-engineering consulting fees. Excluding these charges, operating income (loss) was ($1.7) million and $9.3 million for the three months ended December 31, 1998 and 1997, respectively.

      Operating income (loss) was $0.6 million and ($49.8) million for the six months ended December 31, 1998 and 1997, respectively. Operating income for the six months ended December 31, 1998 included $3.5 million for employee severance charges and $4.5 million for incremental re-engineering and Restructuring Plan related consulting fees. Operating loss for the six months ended December 31, 1997 included $69.0 million of merger expenses and $2.2 million for incremental re-engineering consulting fees. Excluding these charges, operating income was $8.6 million and $21.4 million for the six months ended December 31, 1998 and 1997, respectively.

      EBITDA was $25.0 million and $64.5 million for the three and six months ended December 31, 1998 compared to $40.1 million and $81.1 million for the three and six months ended December 31, 1997. Adjusted EBITDA was $4.3 million and $24.9 million for the three and six months ended December 31, 1998 compared to $19.8 million and $42.3 million for the three and six months ended December 31, 1997.


Three and Six Month Periods Ended December 31, 1998 Compared to Three and Six Month Periods Ended December 31, 1997

      Revenues: Revenues decreased by $15.1 million, or 7.5%, from $200.1 million for the three months ended December 31, 1997 to $185.0 million for the three months ended December 31, 1998. Maintenance contract-based revenues decreased by $17.0 million as a result of equipment cancellations exceeding sales of new contracts. This decrease was partially offset by an increase in per-incident and other non-contract revenues of $1.9 million.

      Revenues decreased by $21.2 million, or 5.3%, from $402.3 million for the six months ended December 31, 1997 to $381.1 million for the six months ended December 31, 1998. Maintenance contract-based revenues decreased by $31.3 million as a result of equipment cancellations exceeding sales of new contracts. This decrease was partially offset by an increase in per-incident and other non-contract revenues of $10.1 million. Per-incident and other non-contract revenues are subject to periodic fluctuation depending upon customer demand for such services.

      The Restructuring Plan is intended, in part, to restore revenue growth by increasing the Company's focus on selected customers within its enterprise, middle market, and alliance groups. While the Company expects these actions to result in revenue growth from current levels, the timing of such revenue growth, if any, is uncertain. The Company currently believes it is likely that its revenues will further decline in the next fiscal quarter compared to the second quarter ended December 31, 1998 and to the comparable quarter ended March 31, 1998.

      Gross Profit: As a percentage of revenue, gross profit declined from 23.4% for the three months ended December 31, 1997 to 18.5% for the three months ended December 31, 1998. The gross profit percentage declined from 22.8% for the six months ended December 31, 1997 to 21.5% for the six months ended December 31, 1998. The Company's re-engineering initiatives and variable cost reductions related to revenue declines have resulted in lower costs of $2.5 million and $11.5 million for the three and six-month periods ended December 31, 1998, respectively, compared to the corresponding 1997 periods. The lower costs are not proportionate to the revenue reductions due to the fixed nature of much of the Company's cost structure and the fact that certain variable cost reduction actions typically trail revenue declines.

      Management expects to further reduce costs in the next fiscal quarter as a result of Restructuring Plan initiatives. The Company has reduced its workforce and streamlined operations by consolidating from seven to four service regions. However, future gross profit performance is difficult to predict and improvements therein will largely depend upon the Company's ability to generate revenue growth.

      Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by $2.2 million, or 6.8%, from $32.3 million for the three months ended December 31, 1997 to $34.5 million for the three months ended December 31, 1998. Included in SG&A expenses for the quarter ended December 31, 1998 were employee severance costs under a pre-existing separation pay plan of $3.5 million and $0.8 million of Restructuring Plan-related consulting fees. Also included in SG&A expenses for the quarters ended December 31, 1998 and 1997 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of $1.0 million and $1.5 million, respectively (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Excluding these costs, SG&A declined by $1.6 million principally due to a reduction in commissions and incentives.

      SG&A expenses increased by $8.5 million, or 14.4%, from $59.2 million for the six months ended December 31, 1997 to $67.7 million for the six months ended December 31, 1998. Included in SG&A expenses for the six months ended December 31, 1998 were employee severance costs under a pre-existing separation pay plan of $3.5 million and $0.8 million of Restructuring Plan-related consulting fees. Also included in SG&A expenses for the six months ended December 31, 1998 and 1997 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of $3.7 million and $2.2 million, respectively (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Excluding these costs, SG&A increased by $2.7 million principally due to increases in employment costs, provision for uncollectible receivables, and sales and use taxes.

      Management expects to lower SG&A costs in the next fiscal quarter as a result of Restructure Plan initiatives.

      Merger Expenses: In connection with the Merger, which was consummated on August 7, 1997, the Company incurred a one-time pre-tax charge of $69.0 million, comprised of expenses directly related to the Merger transaction (see "Merger and Recapitalization" for additional information with respect to these Merger expenses).

      Amortization of Intangibles: Amortization of intangible assets increased by $0.4 million, or 3.1%, from $13.1 million for the six months ended December 31, 1997 to $13.5 million for the six months ended December 31, 1998. This increase was attributable principally to the amortization of intangibles resulting from the acquisition of the service contracts of complementary businesses subsequent to December 31, 1997.

      Interest Expense: The Company's interest expense, net of interest income, increased by $0.3 million, or 1.6%, from $18.4 million for the three months ended December 31, 1997 to $18.7 million for the three months ended December 31, 1998. Net interest expense increased by $7.0 million, or 23.2%, from $30.2 million for the six months ended December 31, 1997 to $37.2 million for the six months ended December 31, 1998. This increase is due principally to the Company's significantly increased average borrowings as a result of the Merger, which was consummated on August 7, 1997. Average borrowings were approximately $756.8 million for the six months ended December 31, 1998, as compared to approximately $650.0 million for the six months ended December 31, 1997 (see Note 2 to the Company's unaudited Condensed Consolidated Financial Statements for the three and six month periods ended December 31, 1998).

      With respect to DecisionOne Corporation, consolidated interest expense, net of interest income, increased by $0.8 million, or 5.8%, from $13.9 million for the three months ended December 31, 1997 to $14.7 million for the three months ended December 31, 1998. Net interest expense increased by $5.4 million, or 22.7%, from $23.8 million for the six months ended December 31, 1997 to $29.2 million for the six months ended December 31, 1998. This increase is principally attributable to significantly increased average borrowings as a result of the Merger. Average borrowings for DecisionOne Corporation, on a consolidated basis, were $661.9 million for the six months ended December 31, 1998, as compared to $578.4 million for the six months ended December 31, 1997.

      Consolidated net interest expense for DecisionOne Corporation during the three and six month periods ended December 31, 1998 was lower than the aforementioned net interest expense for the Company, primarily due to interest incurred with respect to approximately $85.0 million of 11-1/2% Senior Discount Debentures issued by Holdings in connection with the Merger and interest income on a $59.1 million parent company loan receivable held by DecisionOne Corporation (see "Liquidity and Capital Resources").

      The Company and DecisionOne Corporation anticipate that its interest expense will increase in the next quarter due to the additional $7.3 million indebtedness incurred on January 27, 1999 and as a result of the amortization of the $4.3 million waiver fee incurred under the Waiver Agreement (see "Liquidity and Capital Resources").

      Income Taxes: The $69.0 million of non-recurring expenses incurred in consummating the Merger and certain other charges recorded by the Company in fiscal 1998 resulted in significant additional tax loss carryforwards and carrybacks. Net anticipated tax assets of approximately $ 25.4 million have been reflected in the Company's December 31, 1998 consolidated balance sheet. The anticipated net deferred tax assets have been reduced significantly, by a valuation allowance for financial reporting purposes, due primarily to management's projections of future taxable income and the length of the period during which the anticipated tax benefits are expected to be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

Financing and Leverage

      The Company incurred substantial indebtedness in connection with the Merger. As of December 31, 1998 and June 30, 1998, the Company had outstanding debt of approximately $781.3 million and $744.3 million, respectively. As of December 31, 1998 and June 30, 1998, the Company had available cash on hand of approximately $35.2 million and $6.4 million, respectively. The Company's significant debt service obligations could, under certain circumstances including those described below, have material consequences to security holders of the Company. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

      In connection with the Merger, Holdings received proceeds of $85 million from the issuance of 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes"), and DecisionOne Corporation issued $150 million of 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"). DecisionOne Corporation also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million (the "New Credit Facility"). The proceeds of the 11 1/2% Notes (which were issued with attached warrants), the 9 3/4% Notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Holdings common stock by DLJMB and other institutional investors were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the Merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the Merger. (See Note 2 to the Company's unaudited Condensed Consolidated Financial Statements for additional information.)

        During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility to revise certain financial performance measurements. The amended New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended New Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver Agreement") pursuant to which the Company's senior lenders agreed to waive financial covenants in the amended New Credit Facility through July 29, 1999. These waivers cover the quarters ending December 31, 1998, March 31, 1999 and June 30, 1999. Without these waivers, the Company would not be in compliance with certain financial covenants under the amended New Credit Facility. The Waiver Agreement requires the Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limits the additional borrowings available to the Company under its revolver to $10 million, and generally, requires that interest payments on loans must be made monthly. In connection with the Waiver Agreement, the Company incurred waiver fees of approximately $4.3 million, which will be amortized as interest expense from January 1999 to July 1999.

      On January 27, 1999, Holdings' principal shareholder, DLJMB, and certain of its affiliates, made an additional $7.3 million investment in the form of unsecured 14% Senior Notes due 2006 in DecisionOne Corporation. The proceeds of the 14% Notes were for general corporate purposes.

      Management believes the Company will meet the additional March 31, 1999 financial covenants contained in the Waiver Agreement. The Company anticipates that it will engage in discussions with its lenders regarding additional amendments or waivers under, or a potential restructuring of, the amended New Credit Facility by July 29, 1999. However, the Company has not engaged in any such discussions and does not have any agreement with any lenders participating in the amended New Credit Facility with respect to any amendments, waivers or restructuring beyond July 29, 1999. If the Company is unable to obtain amendments, waivers or a restructuring beyond July 29, 1999, amounts outstanding under the amended New Credit Facility could be declared due and payable because of the resulting defaults. The Company has therefore classified all amounts outstanding under the amended New Credit Facility as current as of December 31, 1998. If amounts outstanding under the amended New Credit Facility were declared to be due and payable because of a default, holders of the 11 1/2% Notes and the 9 3/4% Notes would be permitted to declare such notes to be immediately due and payable. The Company has therefore classified all amounts outstanding under the 11 1/2% Notes and the 9 3/4% Notes as current as of December 31, 1998.

      In connection with any further amendments or waivers under, or restructuring of, the amended New Credit Facility, the Company could be required to restructure its operations, sell assets, and/or issue additional capital or debt securities. Any issuance of equity securities would likely be highly dilutive to existing shareholders. Furthermore, any increase in the Company's debt service requirements or any further reduction in amounts available for borrowings under the amended New Credit Facility could significantly affect the Company's ability to fund capital expenditures, acquisitions, and working capital. Management believes that it can be successful in renegotiating the amended New Credit Facility. However, there can be no assurance that the amended New Credit Facility will be renegotiated on terms acceptable to the Company. Currently, the Company does not have in place any alternative sources of liquidity if the Company cannot reach agreement in respect of the amended New Credit Facility beyond July 29, 1999.

      The Company currently anticipates that its operating cash flow, together with the additional $10 million of borrowings available under the amended New Credit Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due through July 29, 1999. However, the Company's ability to make scheduled payments of principal and interest on, or to refinance, its debt obligations and to satisfy its other obligations will depend upon many factors, including its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control and its ability to achieve the Restructuring Plan, to obtain amendments or waivers under, or a restructuring of, the amended New Credit Facility and to attract alternative sources of liquidity. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

      The interest rate applicable to outstanding borrowings under the amended New Credit Facility as of December 31, 1998, varies, at the Company's option, based upon LIBOR (plus applicable margins not to exceed 3.0%, as amended) or the Prime Rate (plus applicable margin not to exceed 1.75%). As of December 31, 1998, the weighted average interest rate applicable to loans under the New Credit Facility was 8.23%. Any additional borrowings up to the $10 million limit will be subject to an annual interest rate of Prime plus 4.0%.

      The Company has received notification from Nasdaq that it does not meet the requirement for continued listing on the Nasdaq National Market with respect to the market value of the public float of Company common stock. Therefore, it is expected that, on or about March 1, 1999, the stock will be listed on the Nasdaq SmallCap Market.


Financial Condition:

      Cash flow from operating activities for the six months ended December 31, 1998 was approximately $40.9 million. These funds, together with borrowings under the revolver, provided the required capital to fund repairable part purchases and capital expenditures of approximately $55.6 million during the six months ended December 31, 1998, as well as the acquisition of contracts and assets of complementary businesses for approximately $2.4 million during this period.

      The Company incurred approximately $4.3 million and $6.7 million in incremental expenditures for information systems and related re-engineering initiatives during the three and six months ended December 31, 1998, respectively, and has budgeted to incur an additional $3.3 million through June 30, 1999. The initiatives being funded include the following: (i) enhancements to the Company's service entitlement process which will ensure that customers are billed for all work performed; (ii) improvements to the Company's dispatch system and field engineer data collection, technical support tools and service delivery processes, all of which are designed to increase productivity; (iii) enhancements to the Company's help desk and central dispatch systems to provide an integrated support solution to the customer base; and (iv) improvements to the Company's field inventory tracking system which will facilitate increased transfer of consumable and repairable parts among field locations and reduce purchases of repairable parts. There can be no assurance that the fiscal 1999 budgeted amounts will be so expended by the Company, nor when these amounts will be so expended.

      The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of three waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fourth site, but has not received any other communication in respect of that site. The Company has estimated that its share of the costs of the cleanup of one of the sites will be approximately $500,000, which has been accrued for in the accompanying condensed consolidated balance sheets as of December 31, 1998 and June 30, 1998. Complete information as to the scope of required cleanup at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of cleanup of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

YEAR 2000 COMPLIANCE

      This Year 2000 disclosure is being designated as a Year 2000 Readiness Disclosure statement under the Year 2000 Readiness and Disclosure Act of 1998.

      As is the case with most other businesses, the Company is in the process of evaluating and addressing the Year 2000 readiness of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs written to use two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs, which could cause disruption of operations.

      The Company has completed an assessment of both its information technology systems and its non-information technology systems. The Company has four mission critical information technology systems, two of which have been remediated and are Year 2000 ready and have been placed into service. Remediation has begun on the other two mission critical information technology systems and is expected to be complete by August 1999. The Company has identified approximately 70 non-mission critical information technology systems, which the Company plans to remediate using in-house personnel or through certifications and/or upgrades from its vendors. Subsequently, the Company expects all of the systems to be compliance tested by in-house personnel. The Company believes it is approximately 50% complete with the above remediation processes and believes it will be 100% complete by August 1999. The Company has commenced remediation of its non-information technology systems and expects to have such remediation complete by June 1999.

      The Company has also initiated communications with all of its significant business partners via a Vendor Readiness Survey to determine their plans to comply with Year 2000. All responses are evaluated as received to determine if additional action is required to determine the compliance of the business partner.

      The Company has engaged a consulting firm to assess the Company's processes in place to achieve Year 2000 readiness. The Company also has in place a Year 2000 Steering Committee, which meets regularly and periodically reports the progress of Year 2000 readiness to the Company's executive management and the Board of Directors.

      The Company's approach to addressing Year 2000 readiness is to minimize the possibility of any Year 2000-related interruptions or miscalculations. Worst-case Year 2000 scenarios include the interruption of certain aspects of the Company's business as a result of information technology systems failure or the failure of the Company's business partners. Any such failure could have an impact on future results; consequently, the Company is in the process of formulating contingency plans.

      The Company's approach to contingency planning is to employ a combination of existing disaster recovery plans and the development of additional plans as needed. Because the Company has elected to remediate its mission critical legacy systems as opposed to replacing them, during a worst-case scenario, the Company would invoke the disaster recovery plan the

Company has developed under its standard operating procedures. The Company has scheduled a test of the disaster recovery plan at an off-site facility in March, 1999. In addition, the Company's highest priority legacy system, the service delivery system, has always had a back-up system residing on a different platform. This back-up system has always stored four-digit year dates and is used when the primary system is taken off line for maintenance. This system is in the process of being tested for Year 2000 readiness. To gain a greater degree of confidence that all other systems will function properly, the Company has elected to conduct an integrated system test once all remediation work is completed. The Company expects to conduct this test at an off-site facility specially developed for Year 2000 testing.

      The Company believes that additional contingency plans may need to be developed relating to its suppliers. In June, 1998, the Company began the process of surveying its vendors, suppliers, and key business associates to determine their level of Year 2000 readiness. Responses to these inquiries continue to be received, reviewed and assessed. The Company expects to identify which of its vendors, suppliers, and business associates are mission-critical and to develop alternate means as necessary. The Company plans to identify mission-critical vendors and to establish related contingency planning by September, 1999. In the meantime, the Company plans to continue to monitor the need for additional contingency planning.

      As of December 31, 1998 the Company incurred costs of approximately $3.3 million and expects to incur approximately $4.0 million thereafter to remediate or upgrade all of the Company's Systems. This represents approximately 9.2% of the Company's information technology budget. No significant information technology projects have been deferred due to the Company's Year 2000 efforts. The future remediation and upgrade costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate skills and the ability to locate and correct all non-compliant Systems.

      The Company is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Although the Company believes it is taking adequate measures to address Year 2000 issues, the Company is uncertain how it may be affected by litigation given the evolving nature of such litigation. The Company believes, however, that it does not have material exposure to liability for such claims.

      While the Company does not believe that the Year 2000 matters presented in this discussion will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters, given the forward-looking nature of the Year 2000 issues.

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

      To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loans, senior discount debentures, and senior subordinated notes in effect at December 31, 1998 and, in the case of the senior discount notes, exclude the potential exercise of the redemption feature. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (1) management's estimates of indicative market prices for the term loans, the revolver, senior discount debentures, and senior subordinated notes and (2) estimates obtained from dealers to settle interest rate swap and collar agreements.


                                                        Fiscal Year of Maturity                                        Fair Value
                              ------------------------------------------------------------------------    Total Due    at Dec. 31,
Interest Rate Sensitivity       1999        2000         2001         2002         2003     Thereafter   At Maturity     1998
-------------------------       ----        ----         ----         ----         ----     ----------   -----------     ----
                                                                    (DOLLARS IN THOUSANDS)
Debt:
Fixed Rate                         --           --           --           --          --     $ 298,400     $298,400    $ 106,100
Average Interest Rate              --           --           --           --          --          10.6%          --           --
Variable Rate                 $ 5,275     $ 19,325     $ 36,875     $ 49,062     $73,438     $ 345,924     $529,899    $ 397,424

Average Interest Rate             8.0%         8.0%         7.9%         7.9%        7.9%          8.4%          --           --

Interest Rate Instruments:
Variable to Fixed Swaps            --     $ 75,000           --           --          --            --     $ 75,000    $    (600)
Average Pay Rate                   --          5.9%          --           --          --            --           --           --
Average Receive Rate               --          5.7%          --           --          --            --           --           --

Collars:                           --     $ 25,000     $ 75,000           --          --            --     $100,000    $  (1,090)
Average Cap Rate                   --          5.8%         6.7%          --          --            --           --           --
Average Floor Rate                 --          5.7%         5.7%          --          --            --           --           --

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

         Not applicable

Item 3. Defaults Upon Senior Securities.

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on December 10, 1998. At the meeting, the stockholders of the Company (i) approved the authorization of an additional 250,000 shares of Company common stock for issuance under the DecisionOne Holdings Corp. 1997 Management Incentive Plan, with 10,533,371 votes for approval, 176,673 votes against and 68 votes withheld, and (ii) elected the following to the Board of Directors of the Company:

                                     Votes For      Votes Withheld
                                     ---------      --------------
      Peter T. Grauer                10,709,013        1,099

      Stephen J. Felice              10,709,013        1,099

      Lawrence M.v.D. Schloss        10,708,513        1,599

      Kirk B. Wortman                10,709,013        1,099


Item 5. Other Information.

         Not applicable

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Number   Description of Document

         4.1 Indenture, dated as of January 27, 1999, relating to 14% Senior Notes due 2006 of DecisionOne Corporation

         4.2 Form of Note relating to 14% Senior Notes due 2006 of DecisionOne Corporation

         10       Waiver of Financial Covenants

         27.1     Financial data schedule - DecisionOne Holdings Corp.

         27.2     Financial data schedule - DecisionOne Corporation

         (b) Reports on Form 8-K

         On February 10, 1999, DecisionOne Holdings Corp. and DecisionOne Corporation filed a Form 8-K, reporting a delay in implementing the previously reported change in their fiscal year end from June 30 to December 31. Each company's current fiscal year end will end on June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    DecisionOne Holdings Corp.
                                    --------------------------


DATE:   February 16, 1999           /s/ Thomas J. Fitzpatrick
                                    --------------------------
                                    Thomas J. Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer



                                    DecisionOne Corporation
                                    -----------------------


DATE:   February 16, 1999           /s/ Thomas J. Fitzpatrick
                                    -----------------------------------------
                                    Thomas J. Fitzpatrick
                                    Executive Vice President and
                                    Chief Financial Officer