Form 10-K/A
period 1999-06-30
DECISIONONE HOLDINGS CORP; DECISIONONE CORP /DE
filed 2000-01-14
CIK 1007588, 1040354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT No. 1


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                            50 EAST SWEDESFORD ROAD
                           FRAZER, PENNSYLVANIA 19355
                                 (610) 296-6000
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                  PRINCIPAL EXECUTIVE OFFICES OF REGISTRANTS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                          DECISIONONE HOLDINGS CORP.:
                  11 1/2% SENIOR DISCOUNT DEBENTURES DUE 2008
                            DECISIONONE CORPORATION:
                   9 3/4% SENIOR SUBORDINATED NOTES DUE 2007

           DECISIONONE HOLDINGS CORP.:  COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether DecisionOne Holdings Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether DecisionOne Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The aggregate market value of the voting stock of DecisionOne Holdings Corp. held by non-affiliates, based upon the closing price of Common Stock on September 10, 1999, as reported by the OTC Bulletin Board, was approximately $738,000. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. All of the voting stock of DecisionOne Corporation is held by DecisionOne Holdings Corp.

     At September 10, 1999, 12,564,485 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     DecisionOne Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Purpose of Amendment.

     DecisionOne Holdings Corp. and DecisionOne Corporation (collectively referred to as the "Company") file this Amendment No. 1 to the Annual Report, Form 10-K, in order to include the Exhibit 27, Financial Data Schedule, for each Company omitted inadvertently in the original filing of the Annual Report, Form 10-K on December 7, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania on January 14, 2000.


                            DECISIONONE HOLDINGS CORP.


                            By: /s/           THOMAS J. FOGARTY
                               -------------------------------------------------
                                              Thomas J. Fogarty
                               Senior Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the indicated persons. Each person whose signature appears below in so signing also makes, constitutes and appoints Karl Wyss and Thomas J. Fogarty, and each of them acting for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.


                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ KARL R. WYSS                     Chairman and Chief Executive  January 14, 2000
-----------------------------------------------------    Officer (Principal
                    Karl R. Wyss                         Executive Officer)

                /s/ THOMAS J. FOGARTY                  Senior Vice President and     January 14, 2000
-----------------------------------------------------    Chief Financial Officer
                  Thomas J. Fogarty                      (Principal Financial and
                                                         Accounting Officer)

                 /s/     *                             Director                      January 14, 2000
-----------------------------------------------------
                   Peter T. Grauer

             /s/         *                             Director                      January 14, 2000
-----------------------------------------------------
               Lawrence M.v.D. Schloss

                 /s/     *                             Director                      January 14, 2000
-----------------------------------------------------
                   Kirk B. Wortman

* By: /s/ Thomas J. Fogarty
     ----------------------
          Thomas J. Fogarty
          Attorney in Fact

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania on January 14, 2000.


                            DECISIONONE CORPORATION


                            By: /s/           THOMAS J. FOGARTY
                               -------------------------------------------------
                                              Thomas J. Fogarty
                               Senior Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the indicated persons. Each person whose signature appears below in so signing also makes, constitutes and appoints Karl Wyss and Thomas J. Fogarty, and each of them acting for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.


                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ KARL R. WYSS                     Chairman and Chief Executive  January 14, 2000
-----------------------------------------------------    Officer (Principal
                    Karl R. Wyss                         Executive Officer)

                /s/ THOMAS J. FOGARTY                  Senior Vice President and     January 14, 2000
-----------------------------------------------------    Chief Financial Officer
                  Thomas J. Fogarty                      (Principal Financial and
                                                         Accounting Officer)

                 /s/     *                             Director                      January 14, 2000
-----------------------------------------------------
                   Peter T. Grauer

                 /s/     *                             Director                      January 14, 2000
-----------------------------------------------------
                   Kirk B. Wortman

* By: /s/ Thomas J. Fogarty
     ----------------------
          Thomas J. Fogarty
          Attorney in Fact