Form 10-Q
period 1999-09-30
DECISIONONE HOLDINGS CORP; DECISIONONE CORP /DE
filed 2000-01-14
CIK 1007588, 1040354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 1999
                                              ---------------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________

                         Commission File Number 0-28090

                           DECISIONONE HOLDINGS CORP.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3435409
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                        Commission File Number 333-28411

                             DECISIONONE CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      23-2328680
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

   50 East Swedesford Road, Frazer, Pennsylvania               19355
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

As of September 30, 1999, 12,557,881 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

DecisionOne Corporation meets the requirements set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                 DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES AND
                    DECISIONONE CORPORATION AND SUBSIDIARIES
                           FORM 10-Q JANUARY 14, 2000

                                    CONTENTS

                                                                          Page No.
                                                                          --------
PART I            FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements of
               DecisionOne Holdings Corp. and Subsidiaries:

               Condensed Consolidated Balance Sheets -
               September 30, 1999 and June 30, 1999
               (unaudited)                                                    2

               Condensed Consolidated Statements of Operations
               and Comprehensive Income (Loss) - Three Months
               Ended September 30, 1999 and 1998 (unaudited)                  3

               Condensed Consolidated Statements of
               Cash Flows - Three Months Ended
               September 30, 1999 and 1998 (unaudited)                        5

               Notes to Condensed Consolidated Financial
               Statements (unaudited)

               Condensed Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries:

               Condensed Consolidated Balance Sheets -
               September 30, 1999 and June 30, 1999
               (unaudited)                                                    8

               Condensed Consolidated Statements of Operations
               and Comprehensive Income (Loss) - Three Months
               Ended September 30, 1999 and 1998 (unaudited)                  9

               Condensed Consolidated Statements of
               Cash Flows - Three Months Ended
               September 30, 1999 and 1998 (unaudited)                       10

               Notes to Condensed Consolidated
               Financial Statements (unaudited)                              11

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations - Three Months Ended
               September 30, 1999 and 1998.                                  14

     Item 3.   Quantitative and Qualitative Disclosure
               About Market Risk.                                            25

PART II           OTHER INFORMATION                                          26

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                        SEPTEMBER 30,        JUNE 30,
ASSETS                                                                                       1999              1999
                                                                                          ---------         ---------
Current Assets:
  Cash and cash equivalents                                                               $  39,882         $  31,249
  Restricted cash                                                                             2,366             3,410
  Accounts receivable, net of allowances of $18,553 and $18,066                              89,987            93,134
  Consumable parts, net of allowances of $40,380 and $8,906                                  15,632            15,859
  Repairable parts, net of allowance of $46,062                                              52,843                --
  Prepaid expenses and other assets                                                          21,596            21,738
                                                                                          ---------         ---------
     Total current assets                                                                   222,306           165,390


Repairable parts, net of accumulated amortization of $141,842                                    --           134,924
Property and equipment, net of accumulated depreciation of
          $43,271 and $40,866                                                                24,579            25,028
Intangibles, net of accumulated amortization of $91,010 and $84,380                         121,903           128,509
Other assets                                                                                  1,670             2,036
                                                                                          ---------         ---------

Total Assets                                                                              $ 370,458         $ 455,887
                                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Current portion of debt                                                                 $ 781,776         $ 778,866
  Notes payable - related party                                                               7,300             7,300
  Accounts payable and accrued expenses                                                      96,933            92,635
  Deferred revenues                                                                          31,261            28,876
  Income taxes and other liabilities                                                          8,444             8,540
                                                                                          ---------         ---------
     Total current liabilities                                                              925,714           916,217

Debt                                                                                            527               674

Other Liabilities                                                                             5,570             6,152

Shareholders' Deficit:

  Preferred stock, $.01 par value; authorized 15,000,000 shares;  none outstanding               --                --
  Common stock, $.01 par value, authorized 30,000,000 shares;
     issued and outstanding 12,557,881 and 12,564,485 shares                                    126               126
  Additional paid-in capital                                                                242,181           242,181
  Accumulated deficit                                                                      (801,021)         (706,795)
  Accumulated other comprehensive loss                                                       (2,639)           (2,668)
                                                                                          ---------         ---------

     Total shareholders' deficit                                                           (561,353)         (467,156)
                                                                                          ---------         ---------

Total Liabilities and Shareholders' Deficit                                               $ 370,458         $ 455,887
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

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ---------------------------
                                                            1999              1998
                                                         ---------         ---------
Revenues                                                 $ 155,101         $ 196,044

Cost of Revenues                                           123,246           148,479
                                                         ---------         ---------

Gross Profit                                                31,855            47,565

Operating Expenses:
  Selling, general and administrative expenses              24,959            33,241
  Amortization of intangibles                                6,727             6,792
                                                         ---------         ---------

     Total operating expenses                               31,686            40,033

                                                         ---------         ---------
Operating Income                                               169             7,532

Interest Expense, Net of Interest Income                    19,997            18,524
                                                         ---------         ---------

Loss Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle                 (19,828)          (10,992)

Provision for Income Taxes                                      --                --
                                                         ---------         ---------

Net Loss Before Cumulative Effect of Change in
  Accounting Principle                                     (19,828)          (10,992)

Cumulative Effect of Change in Accounting for
  Repairable Parts, Net of tax of $0                       (74,398)               --
                                                         ---------         ---------

Net Loss                                                   (94,226)          (10,992)

Other Comprehensive Income (Loss), Net of Tax:
  Foreign Currency Translation Adjustments                      29              (313)
                                                         ---------         ---------

Comprehensive Loss                                       $ (94,197)        $ (11,305)
                                                         =========         =========


Amounts per Common Share:
  Net Loss Before Cumulative Effect of Change
    in Accounting Principle                              $   (1.58)        $   (0.87)

Cumulative Effect of Change in Accounting for
  Repairable Parts, Net of tax                               (5.92)               --
                                                         ---------         ---------

  Net Loss                                               $   (7.50)        $   (0.87)
                                                         =========         =========

Weighted Average Number of Common
     Shares Outstanding                                     12,563            12,584


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -------------------------
                                                                                     1999             1998
                                                                                   --------         --------
Operating Activities:

      Net loss                                                                     $(94,226)        $(10,992)

    Adjustments to reconcile net loss to net cash provided by operating activities:
          Cumulative effect of accounting change                                     74,398               --
          Amortization of repairable parts                                                            18,894
          Depreciation                                                                2,869            3,596
          Amortization of intangibles                                                 6,727            6,792
          Changes in assets and liabilities, net of effects of acquisitions          21,582            9,291
                                                                                   --------         --------

          Net cash provided by operating activities                                  11,350           27,581

Investing Activities:

      Capital expenditures                                                           (2,062)          (3,811)
      Repairable spare parts purchases, net                                                          (22,910)
      Payments related to acquisitions of companies and contracts                      (417)            (417)
                                                                                   --------         --------

          Net cash used in investing activities                                      (2,479)         (27,138)

Financing Activities:

      Net proceeds from (payments on) borrowings                                       (223)           4,013
      Other, net                                                                        (15)            (465)
                                                                                   --------         --------

          Net cash provided by (used in) financing activities                          (238)           3,548
                                                                                   --------         --------

Net change in cash and cash equivalents                                               8,633            3,991

Cash and cash equivalents, beginning of period                                       31,249            6,415
                                                                                   --------         --------

Cash and cash equivalents, end of period                                           $ 39,882         $ 10,406
                                                                                   ========         ========


             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1999 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Certain reclassifications have been made in order to conform with the September 30, 1999 presentation.


NOTE 2: INDEBTEDNESS RESTRUCTURING

The Company has continued to experience declining trends in revenues and earnings throughout the three month period ended September 30, 1999 compared to the corresponding period ended September 30, 1998. The declining trends principally result from lower sales of new service contracts, erosion of contract base, and no growth from acquisitions.

On January 28, 1999, the Company initiated a corporate operating plan ("Operating Plan") intended to restore revenue growth and improve financial performance. The Operating Plan included the following key components: (i) focusing all aspects of the Company's operations--from sales through service delivery--on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and (iii) financial structure changes, including an additional $7.3 million investment in the form of 14% Senior Unsecured Notes due 2006 (the "14% Notes") in DecisionOne Corporation by an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"), and the Company's agreement with its lenders to waive certain financial covenants in the Company's credit agreement through July 29, 1999 (the "Waiver").

On July 14, 1999, the Company's common stock was delisted from the NASDAQ national market System. Since that date, the Company's common stock has been quoted on the OTC Bulletin Board.

On August 2, 1999, the Company announced an agreement in principle with its bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness. Subsequent to August 2, 1999, the Company, its bank lending group and the holders of the 14% Notes engaged in negotiations with an ad hoc committee of the holders of the Company's 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes") and 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes"). These negotiations resulted in modifications to the August 2 agreement in principle. Under the terms of the final agreement reached between the Company and these creditor groups (the "Indebtedness Restructuring"), the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity (taking into account upon the exercise of certain other warrants and options the shares of common stock issued in connection with such exercise), at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Notes would exchange their notes for
(a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity (taking into account upon the exercise of certain other warrants and options the shares of common stock issued in connection with such exercise), at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company,s equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Notes and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity. Under the Indebtedness Restructuring, the Company's issued and outstanding shares of common stock, warrants and options will be canceled, and holders thereof will receive no distribution and retain no property interest or claim on account of such holdings.

The Company did not make the $7.3 million interest payment on its 9 3/4% Notes, which was due on August 2, 1999 nor the interest payment due to the holders of the 14% Notes. The Waiver, pursuant to which the bank lending group agreed to waive certain financial covenants under its Existing Credit Facility, expired on July 29, 1999. The holders of the 9 3/4% Notes, the holders of the 14% Notes and the bank lending group have the right to declare the respective outstanding loan amounts immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts. As such, the Company has reflected all such loan amounts as current liabilities as of September 30, 1999 and June 30, 1999.

The Company did not make the $2.64 million principal payment on its Existing Credit Facility which was due on September 30, 1999 and the $5.56 million principal payment which was due on December 31, 1999. As a result the Company is subject to a 2% interest premium on the overdue principal commencing effective October 1, 1999

The Company's proposed Indebtedness Restructuring will be subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

The Indebtedness Restructuring will be accomplished through a plan of reorganization (the "Plan") in a prepackaged case under Chapter 11 of the Bankruptcy Code. The Plan along with a related disclosure statement will be delivered to the bank lending group and the holders of the 14% Notes in connection with the Company's pre-petition solicitation of acceptances of the proposed Plan. If, by the end of the solicitation period, the requisite acceptances have been received from the bank lending group and the holders of the 14% Notes, the Company intends to file a petition under Chapter 11 and to use the acceptances received pursuant to the solicitation to seek confirmation of the Plan. With respect to all the other creditors and equity holders of the Company that are impaired under the Plan, the Company intends to seek confirmation of the Plan under the "cram down" provisions of the Bankruptcy Code. The Plan will only be confirmed if the Bankruptcy

Court determines that all the requirements of the Bankruptcy Code have been met, including, without limitation, that the Plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the Plan does not "discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible and (iii) in the "best interests" of creditors and equity holders impaired under the Plan.

On January 11, 2000, in connection with its proposed Indebtedness Restructuring, the Company entered onto a commitment letter with Ableco Finance LLC (an affiliate of Cerberus Capital Management, L.P., a member of the bank lending group)("Ableco") pursuant to which Ableco agreed to extend up to $35 million in revolving loans and letters of credit to the Company during the pendency of its proposed bankruptcy proceeding (the "DIP Facility") and up to $35 million (stepping down to $25 million on July 1, 2000) in revolving loans and letters of credit to the Company following the conclusion of its bankruptcy proceeding (the "Exit Facility"). The availability of the DIP Facility and the Exit Facility is subject to customary conditions, including the satisfactory completion of Ableco's due diligence, the absence of any material adverse change with respect to the Company and the negotiation, execution and delivery of definitive documentation in form and substance satisfactory to Ableco.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses from operations, significant shareholders' deficiency, default under the terms of its credit agreement, and the related Indebtedness Restructuring and planned Bankruptcy Court filings raise substantial doubt about the Company's ability to operate as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to reverse its declining revenue trends; (ii) the Company's ability to generate sufficient cash from operations and/or obtain additional financing to meets its obligations prior to confirmation of a plan of reorganization; (iii) confirmation of the Company's plan of reorganization under the Bankruptcy Code, and (iv) the Company's ability to achieve profitable operations and generate sufficient cash from operations and/or obtain additional financing after such confirmation.

NOTE 3:  CHANGE IN ACCOUNTING PRINCIPLE

Effective July 1, 1999, the Company changed its method of accounting for repairable parts from the amortization method to the usage method. Under the amortization method, the Company amortized the cost of repairable parts over an estimated average useful life and recorded the costs of refurbishing repairable parts as a component of cost of revenues as incurred. Under the usage method, the Company will record in cost of revenues the cost of new and refurbished parts when used to service customers. Additionally, under the usage method, management will perform periodic assessments to determine the existence of excess or obsolete parts and will record any necessary provisions to reduce such parts to net realizable value, consistent with past practice. Management believes that this change in method for repairable parts more accurately reflects periodic results of operations based on parts used to service customers. The effect of this change was to record a cumulative effect charge of approximately $74.4 million, during the fiscal quarter ended September 30, 1999. The Company has not recorded any tax benefit resulting from this charge. The pro forma effect of this change in accounting principle on prior years' operations is not presented because such effects are not reasonably determinable. If the Company had continued to account for repairable parts under the amortization method for the three month period ended September 30, 1999, the effect on net loss before cumulative effect of change in accounting principle would not have been material.

NOTE 4:  INCOME TAXES


During the three month period ended September 30, 1999, the Company recorded additional net deferred tax assets of approximately $37.8 million, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,       JUNE 30,
ASSETS                                                                               1999              1999
                                                                                  ---------         ---------
Current Assets:
  Cash and cash equivalents                                                       $  38,680         $  30,061
  Restricted cash                                                                     2,366             3,410
  Accounts receivable, net of allowances of $18,553 and $18,066                      89,987            93,134
  Consumable parts, net of allowances of $40,380 and $8,906                          15,632            15,859
  Repairable parts, net of allowance of $46,062                                      52,843                --
  Prepaid expenses and other assets                                                  18,669            18,750
                                                                                  ---------         ---------
     Total current assets                                                           218,178           161,214


Repairable parts, net of accumulated amortization of $141,842                            --           134,924
Property and equipment, net of accumulated depreciation of
          $43,271 and $40,309                                                        24,579            25,028
Intangibles, net of accumulated amortization of $91,010 and $84,380                 121,903           128,509
Parent company loan receivable, net of allowances of $72,651 and $72,546                 --                --
Other assets                                                                          1,670             2,036
                                                                                  ---------         ---------

Total Assets                                                                      $ 366,329         $ 451,711
                                                                                  =========         =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Current portion of debt                                                         $ 675,251         $ 675,370
  Notes payable - related party                                                       7,300             7,300
  Accounts payable and accrued expenses                                              96,433            92,135
  Deferred revenues                                                                  31,261            28,876
  Income taxes and other liabilities                                                  8,444             8,540
                                                                                  ---------         ---------
     Total current liabilities                                                      818,689           812,221

Debt                                                                                    527               674

Other Liabilities                                                                     5,570             6,152

Shareholder's Deficit:

  Common stock, no par value, one share authorized, issued
     and outstanding                                                                     --                --
  Additional paid-in capital                                                         12,323            12,323
  Accumulated deficit                                                              (468,141)         (376,991)
  Accumulated other comprehensive loss                                               (2,639)           (2,668)
                                                                                  ---------         ---------

     Total shareholder's deficit                                                   (458,457)         (367,336)
                                                                                  ---------         ---------

Total Liabilities and Shareholder's Deficit                                       $ 366,329         $ 451,711
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

                    DECISIONONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ---------------------------
                                                            1999              1998
                                                         ---------         ---------
Revenues                                                 $ 155,101         $ 196,044

Cost of Revenues                                           123,246           148,479
                                                         ---------         ---------

Gross Profit                                                31,855            47,565

Operating Expenses:
  Selling, general and administrative expenses              24,959            33,241
  Amortization of intangibles                                6,727             6,792
                                                         ---------         ---------

     Total operating expenses                               31,686            40,033
                                                         ---------         ---------

Operating Income                                               169             7,532

Interest Expense, Net of Interest Income                    16,921            14,529
                                                         ---------         ---------

Loss Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle                 (16,752)           (6,997)

Provision for Income Taxes                                      --                --
                                                         ---------         ---------

Net Loss Before Cumulative Effect of Change in
  Accounting Principle                                     (16,752)           (6,997)

Cumulative Effect of Change in Accounting for
  Repairable Parts, Net of tax of $0                       (74,398)               --
                                                         ---------         ---------

Net Loss                                                 $ (91,150)        $  (6,997)

Other Comprehensive Income (Loss), Net of Tax:
  Foreign Currency Translation Adjustments                      29              (313)
                                                         ---------         ---------

Comprehensive Loss                                       $ (91,121)        $  (7,310)
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

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   -------------------------
                                                                                     1999             1998
                                                                                   --------         --------
Operating Activities:

      Net loss                                                                     $(91,150)        $ (6,997)

    Adjustments to reconcile net loss to net cash provided by operating activities:
           Cumulative effect of accounting change                                    74,398               --
          Amortization of repairable parts                                               --           18,894
          Depreciation                                                                2,869            3,596
          Amortization of intangibles                                                 6,727            6,792
          Changes in assets and liabilities, net of effects of acquisitions          18,492            5,288
                                                                                   --------         --------

          Net cash provided by operating activities                                  11,336           27,573

Investing Activities:

      Capital expenditures                                                           (2,062)          (3,811)
      Repairable spare parts purchases, net                                                          (22,910)
      Payments related to acquisitions of companies and contracts                      (417)            (417)
                                                                                   --------         --------
          Net cash used in investing activities                                      (2,479)         (27,138)

Financing Activities:

      Net proceeds from (payments on) borrowings                                       (223)           4,013
      Loan from (made to) parent                                                                         700
      Other, net                                                                        (15)            (465)
                                                                                   --------         --------

          Net cash provided by (used in) financing activities                          (238)           4,248
                                                                                   --------         --------

Net change in cash and cash equivalents                                               8,619            4,683

Cash and cash equivalents, beginning of period                                       30,061            5,205
                                                                                   --------         --------

Cash and cash equivalents, end of period                                           $ 38,680         $  9,888
                                                                                   ========         ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp., herein called "Holdings") and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1999 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Certain reclassifications have been made in order to conform with the September 30, 1999 presentation.


NOTE 2: INDEBTEDNESS RESTRUCTURING

The Company has continued to experience declining trends in revenues and earnings throughout the three month period ended September 30, 1999 compared to the corresponding period ended September 30, 1998. The declining trends principally result from lower sales of new service contracts, erosion of contract base, and no growth from acquisitions.

On January 28, 1999, the Company initiated a corporate operating plan ("Operating Plan") intended to restore revenue growth and improve financial performance. The Operating Plan included the following key components: (i) focusing all aspects of the Company's operations--from sales through service delivery--on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and (iii) financial structure changes, including an additional $7.3 million investment in the form of 14% Senior Unsecured Notes due 2006 (the "14% Notes") in DecisionOne Corporation by an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"), and the Company's agreement with its lenders to waive certain financial covenants in the Company's credit agreement through July 29, 1999 (the "Waiver").

On July 14, 1999, Holdings' common stock was delisted from the NASDAQ national market System. Since that date, the Holdings' common stock has been quoted on the OTC Bulletin Board.

On August 2, 1999, the Company announced an agreement in principle with its bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness. Subsequent to August 2, 1999, the Company, its bank lending group and the holders of the 14% Notes engaged in negotiations with an ad hoc committee of the holders of the Company's 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes") and 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes"). These negotiations resulted in modifications to the August 2 agreement in principle. Under the terms of the final agreement reached between the Company and these creditor groups (the "Indebtedness Restructuring"), the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity (taking into account upon the exercise of certain other warrants and options the shares of common stock issued in connection with such exercise), at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Notes would exchange their notes for
(a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity (taking into account upon the exercise of certain other warrants and options the shares of common stock issued in connection with such exercise), at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Notes and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity. Under the Indebtedness Restructuring, the Company's issued and outstanding shares of common stock, warrants and options will be canceled, and holders thereof will receive no distribution and retain no property interest or claim on account of such holdings.

The Company did not make the $7.3 million interest payment on its 9 3/4% Notes, which was due on August 2, 1999 nor the interest payment due to the holders of the 14% Notes. The Waiver, pursuant to which the bank lending group agreed to waive certain financial covenants under its Existing Credit Facility, expired on July 29, 1999. The holders of the 9 3/4% Notes, the holders of the 14% Notes and the bank lending group have the right to declare the respective outstanding loan amounts immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts. As such, the Company has reflected all such loan amounts as current liabilities as of September 30, 1999 and June 30, 1999.

The Company did not make the $2.64 million principal payment on its Existing Credit Facility which was due on September 30, 1999 and the $5.56 million principal payment which was due on December 31, 1999. As a result the Company is subject to a 2% interest premium on the overdue principal commencing effective October 1, 1999.

The Company's and Holdings' proposed Indebtedness Restructuring will be subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

The Indebtedness Restructuring will be accomplished through a plan of reorganization (the "Plan") in a prepackaged case under Chapter 11 of the Bankruptcy Code. The Plan along with a related disclosure statement will be delivered to the bank lending group and the holders of the 14% Notes in connection with the Company's pre-petition solicitation of acceptances of the proposed Plan. If, by the end of the solicitation period, the requisite acceptances have been received from the bank lending group and the holders of the 14% Notes, the Company intends to file a petition under Chapter 11 and to use the acceptances received pursuant to the solicitation to seek confirmation of the Plan. With respect to all the other creditors and equity holders of the Company that are impaired under the Plan, the Company intends to seek confirmation of the Plan under the "cram down" provisions of the Bankruptcy Code. The Plan will only be confirmed if the Bankruptcy Court determines that all the requirements of the Bankruptcy Code have been met, including, without limitation, that the Plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the Plan does not "discriminate unfairly" and is "fair and equitable" as to such class,
(ii) feasible and (iii) in the "best interests" of creditors and equity holders impaired under the Plan.

On January 11, 2000, in connection with its proposed Indebtedness Restructuring, the Company entered onto a commitment letter with Ableco Finance LLC (an affiliate of Cerberus Capital Management, L.P., a member of the bank lending group)("Ableco") pursuant to which Ableco agreed to extend up to $35 million in revolving loans and letters of credit to the Company during the pendency of its proposed bankruptcy proceeding (the "DIP Facility") and up to $35 million (stepping down to $25 million on July 1, 2000) in revolving loans and letters of credit to the Company following the conclusion of its bankruptcy proceeding (the "Exit Facility"). The availability of the DIP Facility and the Exit Facility is subject to customary conditions, including the satisfactory completion of Ableco's due diligence, the absence of any material adverse change with respect to the Company and the negotiation, execution and delivery of definitive documentation in form and substance satisfactory to Ableco.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses from operations, significant shareholders' deficiency, default under the terms of its credit agreement, and the related Indebtedness Restructuring and planned Bankruptcy Court filings raise substantial doubt about the Company's ability to operate as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to reverse its declining revenue trends; (ii) the Company's ability to generate sufficient cash from operations and/or obtain additional financing to meets its obligations prior to confirmation of a plan of reorganization; (iii) confirmation of the Company's plan of reorganization under the Bankruptcy Code, and (iv) the Company's ability to achieve profitable operations and generate sufficient cash from operations and/or obtain additional financing after such confirmation.

NOTE 3:  CHANGE IN ACCOUNTING PRINCIPLE

Effective July 1, 1999, the Company changed its method of accounting for repairable parts from the amortization method to the usage method. Under the amortization method, the Company amortized the cost of repairable parts over an estimated average useful life and recorded the costs of refurbishing repairable parts as a component of cost of revenues as incurred. Under the usage method, the Company will record in cost of revenues the cost of new and refurbished parts when used to service customers. Additionally, under the usage method, management will perform periodic assessments to determine the existence of excess or obsolete parts and will record any necessary provisions to reduce such parts to net realizable value, consistent with past practice. Management believes that this change in method for repairable parts more accurately reflects periodic results of operations based on parts used to service customers. The effect of this change was to record a cumulative effect charge of approximately $74.4 million, during the fiscal quarter ended September 30, 1999. The Company has not recorded any tax benefit resulting from this charge. The pro forma effect of this change in accounting principle on prior years' operations is not presented because such effects are not reasonably determinable. If the Company had continued to account for repairable parts under the amortization method for the three month period ended September 30, 1999, the effect on net loss before cumulative effect of change in accounting principle would not have been material.


NOTE 4:  INCOME TAXES

During the three month period ended September 30, 1999, the Company recorded additional net deferred tax assets of approximately $37.8 million, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


The following discussion should be read in conjunction with the audited Consolidated Financial Statements of DecisionOne Holdings Corp. and Subsidiaries, the audited Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries, and the respective Notes thereto, filed with these registrants' Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
Item 2, and 3 are presented with respect to both registrants noted above. (As used within Item 2, and 3, the term "Company" refers to DecisionOne Holdings Corp. and its wholly-owned subsidiaries, including DecisionOne Corporation, and the term "Holdings" refers to DecisionOne Holdings Corp.)

The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the ability to complete the Restructuring, as described herein; the Company's ability to reverse its declining revenue trends; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

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

The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 91% of the Company's revenues during the three month period ended September 30, 1999 were derived from maintenance contracts covering a broad spectrum of computer services. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per-incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per-incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company. Furthermore, the Company derives additional revenues from the repair of hardware and components at the Company's logistics services and depot repair facilities.

Pricing of the Company's services is based on various factors including equipment failure rates, cost of repairable parts and labor expenses. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the services that are provided.

The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. The acquisition of contracts and assets has generally provided the Company with an opportunity to realize economies of scale because the Company generally does not increase its costs related to facilities, personnel and consumable and repairable parts in the same proportion as increases in acquired revenues. Any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts, or any increase in erosion could have a material adverse effect on the Company's profitability. The Company has not completed any acquisitions since the first quarter of fiscal 1999 and it expects to be unable to finance acquisitions pending the restructuring of its indebtedness.

Cost of revenues is comprised principally of personnel-related costs (including fringe benefits), consumable parts cost recognition, amortization and repair costs for repairable parts in fiscal year 1999, the usage costs of new and refurbished repairable parts in fiscal year 2000, and facilities costs and related expenses.


RESULTS OF OPERATIONS

The following discussion of results of operations is presented with respect to the Company and with respect to DecisionOne Corporation and Subsidiaries for the three month periods ended September 30, 1999 and 1998.

The following tables set forth, for the three month periods ended September 30, 1999 and 1998, respectively, certain operating data of the Company and of DecisionOne Corporation and Subsidiaries:

                                               DECISIONONE HOLDINGS CORP            DECISIONONE CORPORATION
                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                  1999             1998               1999             1998
                                                  ---------        ---------        ---------        ---------
                                                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                        $ 155,101        $ 196,044        $ 155,101        $ 196,044
Gross Profit                                       31,855           47,565           31,855           47,565
Operating Income                                      169            7,532              169            7,532
Net loss before cumulative effect of change
    in accounting principle                       (19,828)         (10,992)         (16,752)          (6,997)
Cumulative effect of change in accounting
    Principle                                     (74,398)            --            (74,398)            --
                                                ---------        ---------        ---------        ---------

Net Loss                                        $ (94,226)       $ (10,992)       $ (91,150)       $  (6,997)
                                                =========        =========        =========        =========

OTHER DATA:
EBITDA (1)                                      $   9,766        $  39,513        $   9,766        $  39,513
Less: Amortization of repairable parts               --            (18,894)            --            (18,894)
                                                ---------        ---------        ---------        ---------
Adjusted EBITDA (1)                             $   9,766        $  20,619        $   9,766        $  20,619

Net cash provided by operating
     Activities                                    11,350           27,581           11,336           27,573
Net cash used in investing activities              (2,479)         (27,138)          (2,479)         (27,138)
Net cash provided by (used in) financing             (238)           3,548             (238)           4,248
activities


(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes (benefit), depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness and incremental charges related to the Company's ongoing service delivery re-engineering program (approximately $0.0 million and $2.7 million for the three month periods ended September 30, 1999 and 1998, respectively.) "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts in fiscal year 1999. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements.


Accounting Change - Spare Parts

Effective July 1, 1999, the Company changed its method of accounting for repairable parts from the amortization method to the usage method. Under the amortization method, the Company amortized the cost of repairable parts over an estimated average useful life and recorded the costs of refurbishing repairable parts as a component of cost of revenues as incurred. Under the usage method, the Company will record in cost of revenues the cost of new and refurbished parts when used to service customers. Additionally, under the usage method, management will perform periodic assessments to determine the existence of excess or obsolete parts and will record any necessary provisions to reduce such parts to net realizable value, consistent with past practice. Management believes that this change in method for repairable parts more accurately reflects periodic results of operations based on parts used to service customers. The effect of this change was to record a cumulative effect charge of approximately $74.4 million, during the three month period ended September 30, 1999. The Company has not recorded any tax benefit resulting from this charge. The pro forma effect of this change in accounting principle on prior years' operations is not presented because such effects are not reasonably determinable. . If the Company had continued to account for repairable parts under the amortization method for the three month period ended September 30, 1999, the effect on net loss before cumulative effect of change in accounting principle would not have been material.


Overview

The Company has continued to experience declining trends in revenues, earnings and EBITDA for the three month period ended September 30, 1999 compared to the corresponding period ended September 30, 1998. The declining trends principally result from lower sales of new service contracts, contracted base erosion, and no acquisition growth.

On January 28, 1999, the Company initiated a corporate operating plan (the"Operating Plan") intended to restore revenue growth and improve financial performance. The Operating Plan included the following key components: (i) focusing all aspects of the Company's operations - from sales through service delivery - on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and
(iii)
financial structure changes, including DLJMB's additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999 (see "Liquidity and Capital Resources" for additional details).

The Company is on schedule to achieve its $40 million annual cost reduction target. Notwithstanding the Operating Plan, the Company currently believes it is likely that its revenues will decline further in the next fiscal quarter compared to the first quarter ended September 30, 1999 and to the comparable prior year quarter ended December 31, 1998.

Operating income was $0.2 million and $7.5 million for the three months ended September 30, 1999 and 1998, respectively. Adjusted EBITDA was $9.8 million for the three months ended September 30, 1999 compared to $20.6 million for the three months ended September 30, 1998.




Three Month Period Ended September 30, 1999 Compared to Three Month Period Ended September 30, 1998

Revenues: Revenues decreased by $40.9 million, or 20.9%, from $196.0 million for the three months ended September 30, 1998 to $155.1 million for the three months ended September 30, 1999. This decrease is principally due to lower monthly maintenance contract-based revenues as a result of equipment cancellations exceeding sales of new contracts and lower volume of per incident revenues.

The Operating Plan is intended, in part, to restore revenue growth by increasing the Company's focus on selected customers within its enterprise, middle market, and alliance groups. While the Company expects these actions to result in revenue growth from current levels, the timing of such revenue growth, if any, is uncertain. The Company currently believes that its revenues will further decline in the next fiscal quarter compared to the first quarter ended
September 30, 1999 and to the comparable prior year quarter ended December 31, 1998.


Gross Profit: As a percentage of revenue, gross profit declined from 24.2% for the three months ended September 30, 1998 to 20.5% for the three months ended September 30, 1999. The Company's re-engineering initiatives and variable cost reductions related to revenue declines have resulted in lower costs of $25.2 million for the three month period ended September 30, 1999, compared to the corresponding fiscal 1998 period. The lower costs are not proportionate to the revenue reductions due to the fixed nature of much of the Company's cost structure.

Management expects to further reduce costs in the next fiscal quarter as a result of the Operating Plan initiatives. The Company has reduced its workforce and streamlined operations by consolidating from seven to four service regions. However, future gross profit performance is difficult to predict and improvements therein will largely depend upon the Company's ability to generate revenue growth.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by $8.3 million, or 24.9%, from $33.2 million for the three months ended September 30, 1998 to $25.0 million for the three months ended September 30, 1999. Included in SG&A expenses for the quarter ended September 30, 1999 were $0.1 million of the Operating Plan and re-engineering related consulting fees. Included in SG&A expenses for the quarter ended September 30, 1998 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of $2.7 million (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Excluding these costs, SG&A declined by $5.7 million principally due to reductions in employment costs as a result of implementing the Operating Plan initiatives and lower sales commissions due to lower revenues.

Management expects to further lower SG&A costs in the next fiscal quarter as a result of the continuation of the Operating Plan initiatives.

Interest Expense: The Company's interest expense, net of interest income, increased by $1.5 million, or 8.0%, from $18.5 million for the three months ended September 30, 1998 to $20.0 million for the three months ended September 30, 1999. This increase is due principally to the Company's increased average borrowings from the Company's revolver, the additional $7.3 million of debt financing obtained on January 27, 1999 and the amortization of the $4.3 million waiver fee incurred under the Waiver Agreement (see "Liquidity and Capital Resources"). (See Note 2 to the Company's unaudited Condensed Consolidated Financial Statements for the three month period ended September 30, 1999).

With respect to DecisionOne Corporation, consolidated interest expense, net of interest income, increased by $2.4 million, or 16.5%, from $14.5 million for the three months ended September 30, 1998 to $16.9 million for the three months ended September 30, 1999. This increase is due principally to the Company's increased average borrowings from the Company's revolver, the additional $7.3 million of debt financing obtained on January 27, 1999 and the amortization of the $4.3 million waiver fee incurred under the Waiver Agreement (see "Liquidity and Capital Resources"). (See Note 2 to the Company's unaudited Condensed Consolidated Financial Statements for the three month period ended September 30, 1999).

Consolidated net interest expense for DecisionOne Corporation during the three month period ended September 30, 1999 was lower than the aforementioned net interest expense for the Company, primarily due to interest expense with respect to approximately $85.0 million of 11-1/2% Senior Discount Debentures issued by Holdings. (see "Liquidity and Capital Resources").

Income Taxes: During the three month period ended September 30, 1999, the Company recorded additional net deferred tax assets of approximately $37.8 million, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Leverage

As of September 30, 1999, the Company had outstanding debt of approximately $789.6 million, as compared to approximately $786.8 million as of June 30, 1999.

As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended Existing Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver") pursuant to which the Company's lenders under the Existing Credit Facility (the "bank lending group") agreed to waive financial covenants in the amended Existing Credit Facility through July 29, 1999. The Waiver covered the quarters ending December 31, 1998, March 31, 1999 and June 30, 1999. Without the Waiver, the Company would not have been in compliance with certain financial covenants under the amended Existing Credit Facility. The Waiver required the Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limited the additional borrowings available to the Company under its revolver to $10 million, and generally, required that interest payments on loans must be made monthly. In connection with the Waiver, the Company incurred waiver fees of approximately $4.3 million, which were amortized as interest expense through July 1999. The Company met the required March 31, 1999 financial covenants contained in the Waiver.


On July 29, 1999, the Waiver expired. As a result, since July 29, 1999, the Company has been in default of certain financial covenants under the Existing Credit Facility. In addition, on August 2, 1999, the Company failed to make the interest payments due on both the 9 3/4% Notes and the 14% Notes. Given the existing events of default under the Existing Credit Facility, the bank lending group had previously delivered to the Company a notice prohibiting such payments. As a result of the Company's failure to comply with such financial covenants and to make such interest payments, events of default have occurred under the Existing Credit Facility and under the indentures for the 9 3/4% Notes and the 14% Notes. Accordingly, the bank lending group and the holders of the 9 3/4% Notes and the 14% Notes could declare the amounts outstanding under these debt instruments immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts.

On August 2, 1999, the Company announced an agreement in principle with its bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness. Subsequent to August 2, 1999, the Company, its bank lending group and the holders of the 14% Notes engaged in negotiations with an ad hoc committee of the holders of the Company's 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes") and 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes"). These negotiations resulted in modifications to the August 2 agreement in principle. Under the terms of the final agreement reached between the Company and these creditor groups (the "Indebtedness Restructuring"), the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity (taking into account upon the exercise of certain other warrants and options the shares of common stock issued in connection with such exercise), at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Notes would exchange their notes for
(a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity (taking into account upon the exercise of certain other warrants and options the shares of common stock issued in connection with such exercise), at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Notes and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity. Under the Indebtedness Restructuring, the Company's issued and outstanding shares of common stock, warrants and options will be canceled, and holders thereof will receive no distribution and retain no property interest or claim on account of such holdings.

The Company did not make the $2.64 million principal payment on its Existing Credit Facility which was due on September 30, 1999 and the $5.56 million principal payment which was due on December 31, 1999. As a result the Company is subject to a 2% interest premium on the overdue principal commencing effective October 1, 1999.

The proposed Indebtedness Restructuring will be implemented pursuant to a prepackaged bankruptcy subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code") and the approval of the bank lending group and the holders of the 14% Notes. Management does not anticipate any adverse impact on customers, vendors or employees as a result of the Indebtedness Restructuring, since the Indebtedness Restructuring will address only the de-leveraging of the Company's balance sheet through the reduction of its indebtedness. However, there can be no assurance that the Indebtedness Restructuring will be approved by the Bankruptcy Court, nor that any adverse impact to the Company, its customers, creditors or employees will be avoided. See Note 2 to the Company's Consolidated Financial Statements as of and for the fiscal year ended June 30, 1999 for additional information.

On January 11, 2000, in connection with its proposed Indebtedness Restructuring, the Company entered onto a commitment letter with Ableco Finance LLC (an affiliate of Cerberus Capital Management, L.P., a member of the bank lending group) ("Ableco") pursuant to which Ableco agreed to extend up to $35 million in revolving loans and letters of credit to the Company during the pendency of its proposed bankruptcy proceeding (the "DIP Facility") and up to $35 million (stepping down to $25 million on July 1, 2000) in revolving loans and letters of credit to the Company following the conclusion of its bankruptcy proceeding (the "Exit Facility"). The availability of the DIP Facility and the Exit Facility is subject to customary conditions, including the satisfactory completion of Abelco's due diligence, the absence of any material adverse change with respect to the Company and the negotiation, execution and delivery of definitive documentation in form and substance satisfactory to Abelco.

The interest rate applicable to outstanding borrowings under the amended Existing Credit Facility as of September 30, 1999 is the Prime Rate (plus applicable margin not to exceed 1.75%). As of September 30, 1999, the weighted average interest rate applicable to loans under the Existing Credit Facility was 9.9%.


Financial Condition:

Cash flow from operating activities for the three months ended September 30, 1999 was approximately $11.4 million. These funds provided the required capital to fund capital expenditures of approximately $2.1 million during the three months ended September 30, 1999, as well as the scheduled payments of previous obligations for acquisition of contracts and assets of complementary businesses for approximately $0.4 million during this period.

The Company incurred approximately $1.1 million in incremental expenditures for information systems and related re-engineering initiatives during the three months ended September 30, 1999. The initiatives being funded include the following: (i) enhancements to the Company's service entitlement process which will ensure that customers are billed for all work performed; (ii) improvements to the Company's dispatch system and field engineer data collection, technical support tools and service delivery processes, all of which are designed to increase productivity; (iii) enhancements to the Company's help desk and central dispatch systems to provide an integrated support solution to the customer base; and (iv) improvements to the Company's field inventory tracking system which will facilitate increased transfer of consumable and repairable parts among field locations and reduce purchases of repairable parts.

The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fifth site, but has not received any other communication in respect of that site. The Company originally estimated that its share of the costs of the cleanup of one of the sites was approximately $500,000, of which $372,000 remained unpaid and accrued in the accompanying condensed consolidated balance sheets as of September 30, 1999 and June 30, 1999. Complete information as to the scope of required cleanup at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of cleanup of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

YEAR 2000 COMPLIANCE

This Year 2000 disclosure is being designated as a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271.

As is the case with most other businesses, the Company has evaluated and continues to address the Year 2000 readiness of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs written to use two digits rather than four to define the applicable year. Any of the Company's computer programs having time-sensitive software may otherwise recognize a date using "00" as the year 1900 rather than the year 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs, which could cause disruption of operations.

The Company has completed an assessment of both its information technology systems and its non-information technology systems. The Company has four mission-critical mainframe information technology systems all of which have been remediated and placed into service, the most recent mission-critical mainframe system having been placed in service in September, 1999. Additionally, the Company has implemented vendor Y2K upgrade releases from its software vendor for the Company's packaged financial, human resources, and payroll systems. The Company has installed, tested and placed these packaged software upgrades into service. The Company has also identified approximately seventy (70) non-mission critical information technology systems which the Company is in the process of remediating by using in-house personnel or by seeking certifications and/or upgrades from its vendors. Subsequently, the Company expects most of these non-mission critical systems to be compliance tested by in-house personnel on an on-going basis. The Company has completed remediation of its non-information technology systems.

The Company has ongoing communications with all of its significant business partners via Vendor Readiness Surveys to determine their plans to comply with Year 2000. All responses are evaluated as received to determine if additional action is required to determine the compliance of the business partner. Even though a vendor has certified their equipment to be Y2K compliant, we continue to receive upgrades/patches based upon the vendors identifying additional Y2K issues. The Company engaged a consulting firm to assess the Company's processes in place to achieve Year 2000 readiness, and also has in place a Year 2000 Steering Committee which meets regularly and periodically reports the progress of Year 2000 readiness to the Company's executive management and the Board of Directors.

The Company's approach to addressing Year 2000 readiness is to minimize the possibility of any Year 2000-related interruptions or miscalculations. Worst-case Year 2000 scenarios include the interruption of certain aspects of the Company's business as a result of information technology systems failure or the failure of the Company's business partners. Any such failure could have an impact on future results; consequently, the Company formulated contingency plans.

The Company's approach to contingency planning is to employ a combination of existing disaster recovery plans and to develop additional plans as needed. Because the Company elected to remediate its mission critical legacy systems as opposed to replacing them, during a worst-case scenario, the Company would invoke the disaster recovery plan the Company has developed under its standard operating procedures. The Company performed an initial test of the disaster recovery plan at an off-site facility in March, 1999. While certain issues arose during the test relating to disaster recovery, the Company was able to set the operating system date to February 29, 2000. In addition, the Company's highest priority legacy system, the Service Delivery System, has always had a back-up system residing on a different platform. This back-up system has always stored four-digit year dates and is used when the primary system is taken off line for maintenance. This back-up system was tested for Year 2000 readiness. To gain a greater degree of confidence that all other mainframe applications would function properly, the Company conducted an integrated system test, once remediation work was completed. This additional testing was conducted at an off-site facility specially developed for Year
2000 testing.

Additionally, one of the most critical facets of the Company's contingency planning involves ensuring adequate staffing to meet potentially-significant service call volume increases. To prepare for this possibility, the Company placed substantial restrictions on authorized leave time for essential call-center, operational, and information technology personnel during the critical initial three weeks of January, 2000.

The Company believed that additional contingency plans might have been needed to be developed relating to its suppliers. In June, 1998, the Company began the process of surveying its vendors, suppliers, and key business associates to determine their level of Year 2000 readiness. The Company identified which of its vendors, suppliers, and business associates were mission-critical and developed alternate means as necessary. The Company identified mission-critical vendors and established related contingency planning through the balance of the year. In the meantime, the Company monitored the need for additional contingency planning.

As of September 30, 1999 the Company incurred costs of approximately $6.1 million and expects to incur approximately $1.9 million thereafter to remediate or upgrade all of the Company's Systems. The $1.9 million represents approximately 10% of the Company's information technology budget. No significant information technology projects have been deferred due to the Company's Year 2000 efforts. The future remediation and upgrade costs to be incurred are based on management's best estimates which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate skills and the ability to locate and correct all non-compliant Systems.

The Company is aware of the potential for claims against it and other companies for damages for products and services that may not be Year 2000 compliant. Although the Company believes it is taking adequate measures to address Year 2000 issues, the Company is uncertain how it may be affected by litigation given the evolving nature of such litigation. The Company believes, however, that it does not have material exposure to liability for such claims.

While the Company does not believe that the Year 2000 matters presented in this discussion will have a material impact on its business, financial condition, or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters, given the forward-looking nature of the Year 2000 issues.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses its revolving credit facility, term loans, senior discount debentures, senior unsecured notes, and senior subordinated notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in LIBOR or the prime rate. The Company uses off-balance sheet interest rate swap and collar agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics are matched with the underlying on-balance instruments, subject to the terms of the New Credit Facility.

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loans, senior discount debentures, senior unsecured notes, and senior subordinated notes in effect at September 30, 1999 and, in the case of the senior discount notes, exclude the potential exercise of the redemption feature. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (1) management's estimates of indicative market prices for the term loans, the revolver, senior discount debentures, senior unsecured notes and senior subordinated notes and (2) estimates obtained from dealers to settle interest rate swap and collar agreements.

                                                                                                                         Fair Value
                                                 Fiscal Year of Maturity                                    Total Due    at Sep. 30,
Interest Rate Sensitivity       2000          2001       2002       2003      2004        Thereafter       At Maturity       1999
-------------------------       ----          ----       ----       ----      ----        ----------       -----------       ----
                                       (DOLLARS IN THOUSANDS)

Debt:
Fixed Rate                      --            --         --         --         --           $305,700      $305,700          $6,385
Average Interest Rate           --            --         --         --         --           10.7%              --           --
Variable Rate                   $19,325       $36,875    $49,062    $73,438    $126,874     $217,514      $523,088        $196,158
Average Interest Rate           9.9%          9.9%       9.9%       9.9%       9.9%         9.9%                --          --

Interest Rate Instruments:
Variable to Fixed Swaps         $25,000         --         --       --         --           --              $25,000             $3
Average Pay Rate                5.7%            --         --       --         --           --                 --             --
Average Receive Rate            5.3%            --         --       --         --           --                 --             --

Collars:                        $25,000       $75,000      --       --         --           --            $100,000           $(94)
Average Cap Rate                5.8%          6.7 %        --       --         --           --               --               --
Average Floor Rate              5.7%          5.7%         --       --         --           --               --               --


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

                              Not applicable

           Item 2.       Changes in Securities and Use of Proceeds.

                              Not applicable

           Item 3.       Defaults Upon Senior Securities.

                          The Company did not make the $7,312,500 interest payment on its $150,000,000 of 9 3/4% Senior Subordinated Notes due 2007, which was due on August 2, 1999. Total interest due as of January 14, 2000 is $14,658,333.

           Item 4.       Submission of Matters to a Vote of Security Holders.

                           Not applicable

           Item 5.       Other Information.

                              Not applicable

           Item 6.       Exhibits and Reports on Form 8-K.

                         (a)  Exhibits

                         Number       Description of Document


                        18.1 Letter regarding change in accounting principle - DecisionOne Holdings Corp.


                        18.2 Letter regarding change in accounting principle - DecisionOne Corporation


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

                                              DecisionOne Holdings Corp.


         DATE:   January 14, 2000             /s/ Thomas J. Fogarty
                 ----------------             ---------------------
                                                   Thomas J. Fogarty
                                                   Senior Vice President and
                                                   Chief Financial Officer



                                              DecisionOne Corporation


         DATE:   January 14, 2000               /s/ Thomas J. Fogarty
                 ----------------             ---------------------
                                                    Thomas J. Fogarty
                                                    Senior Vice President and
                                                    Chief Financial Officer